Form 10-K
period 1993-12-31
UNC INC
filed 1994-03-30
CIK 276104

                               Washington, D.C.  20549
                                      FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993 Commission file number 1-7795

                                  UNC INCORPORATED
               (Exact name of registrant as specified in its charter)

          DELAWARE                        54-1078297
  (State of incorporation)            (I.R.S. employer
                                    identification number)
175 Admiral Cochrane Drive, Annapolis, Maryland     21401
(Address of principal executive offices)          (Zip code)
                                    (410)266-7333
                (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class  Name of Each Exchange on Which Registered
 Common Stock,
 Par Value $0.20 Per Share         New York Stock Exchange

 9-1/8% Senior Notes due 2003      New York Stock Exchange

 7-1/2% Convertible Subordinated
     Debentures due 2006           New York Stock Exchange

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO
   --------     -------
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1994 was approximately $185,400,000.

   The number of shares of Registrant's Common Stock
outstanding on March 1, 1994 was 17,388,334 (excluding 700,000
shares held in treasury).      (Cover page continued)

             DOCUMENTS INCORPORATED BY REFERENCE


  Portions of the Registrant's definitive Proxy Statement, expected to be filed by March 30, 1993, specifically excluding the sections titled "Statement of Management Development and Compensation Committee on Executive Compensation" and "Comparison of Five-Year Cumulative Total Return Among UNC Incorporated, NYSE Market Value Index and Peer Group Index", in connection with the solicitation of proxies for its 1994 Annual Meeting of Shareholders, are incorporated into Items 10, 11, 12 and 13 under Part III.

           UNC INCORPORATED AND SUBSIDIARIES
           ---------------------------------
Item 1.       Business

   The Company is a diversified supplier of products and services to the aviation industry. The Company derives approximately 79% of its revenues from a number of aftermarket businesses which include the overhaul of aircraft engines, the overhaul of aircraft accessories, the remanufacture of jet engine and aircraft components, the refurbishing and overhaul of helicopters and the provision of contract services for aircraft maintenance and pilot training to the United States and foreign military. Approximately 21% of the Company's revenues are derived from manufacturing jet engine and aircraft components for original equipment manufacturers ("OEMs").

   The Company has changed significantly during the last eight years as a result of a comprehensive acquisition and divestiture program that has created an aviation focused company. Since 1985, the Company has (i) entered the aircraft engine overhaul business through the acquisition of both Airwork Corporation and Pacific Airmotive Corporation; (ii) entered the aviation contract services business through the acquisition of Burnside-Ott Aviation Training Center, Inc.;
(iii) entered the business of fabricating precision turbine engine components through the acquisition of Tri-Industries, Inc.; (iv) entered the accessory overhaul business through the acquisition of its Accessory Services operations; (v) entered the airframe manufacturing business and expanded its engine manufacturing capabilities in the area of chemical milling through its acquisition of Chemical Dynamics, Inc.; (vi) expanded its remanufacturing and repair capabilities by forming Tri-Remanufacturing; (vii) entered the helicopter refurbishment business through the acquisition of certain operating assets of Southern Aero Corporation ( subsequently renamed UNC Helicopter); (viii) further expanded its remanufacturing capabilities with the acquisition of the operating assets of Artex Tool Corporation; (ix) further expanded its engine components manufacturing capabilities through its acquisition of Johnson Technology; (x) further expanded its airframe capabilities through its acquisition of All Fab, Inc.; (xi) further expanded its aviation contract services business through the acquisition of Lear Siegler Management Services; and (xii) further expanded its industrial turbine engine overhaul business through the acquisition of Metcalf Servicing Company. Over the same time period, the Company withdrew from all of its non-aviation businesses by closing or divesting twenty-one non-aviation businesses, including companies engaged in nuclear, environmental and telecommunications businesses.

Also, the Company announced in October 1993 its intention to withdraw from the third party JT8 engine overhaul business
(See Note 4 of Notes to Consolidated Financial Statements.)

   The Company has a diverse base of over 8,000 customers including major, national, regional, foreign, charter and package/cargo airlines, business aircraft operators, engine and airframe OEMs and the United States and foreign military.


                  Overhaul Division

   The Company's Overhaul Division includes UNC Airwork, UNC
Pacific Airmotive ("UNC PAC"), UNC CAMCO, UNC Texas-CAMCO and
UNC ARDCO (collectively, "UNC Accessory Services"), and UNC
Metcalf Servicing.

   UNC Airwork, founded in 1946 and acquired by the Company in 1985, provides overhaul and maintenance service on small to medium-sized turbine engines. UNC Airwork also provides overhaul services on industrial derivatives of aircraft turbine engines used by electric utilities, and in marine and other industrial applications. UNC Airwork is authorized by the leading turbine engine OEMs, including Pratt & Whitney, General Electric, Rolls Royce, Garrett Corporation and Allison, to provide after-sale product support and to act on such manufacturers' behalf in warranty administration. UNC Airwork's services are provided to domestic and international customers through two major production facilities and four smaller satellite repair bases throughout the country. All of the group's overhaul and repair facilities are certified by the Federal Aviation Administration (the "FAA"). The group serves over 6,000 companies and 75 regional airlines. The Company also has sales agreements with 112 independent fixed base operators that provide aircraft services to the corporate aircraft markets.

   UNC PAC, founded in 1928 and also acquired by the Company in 1985, concentrates on the overhaul and maintenance of small turbine engines. UNC PAC is the only facility in the United States authorized for the overhaul of the Pratt & Whitney PT6T (Twin-PAC) engine. The PT6T engine powers a world-wide fleet of Bell, Sikorsky and Agusta helicopters. In addition, the T400 engine, the military version of the PT6T also serviced by UNC PAC, powers the Bell UH-IN, AH-1J, AH-1T and CH-135 helicopters. Throughout the world there are currently flying over 2,200 commercial PT6T, and over 1,400 military T400, powered helicopters.

   UNC Airwork and UNC PAC also operate as a Pratt & Whitney Canada licensed overhaul facility for the PT6 turboprop engine, one of the most populous operating engines in the world with 23,000 engines in the fleet. This engine is used on over 20 aircraft models including Beech, Cessna, Dornier, Embraer and Piaggio, and Short.

   The Company announced in October its intention to withdraw from the third party JT8 engine overhaul business. This decision was reached because of the continuing deterioration of the JT8 overhaul market which began in late 1992. The downturn in the JT8 market is due to the large number of surplus JT8 engines available on the market, resulting from the earlier than expected retirement of JT8 powered aircraft. These surplus engines are being purchased or leased by customers in lieu of overhauling their own engines. The Company believes that the current glut of surplus JT8 engines will continue for several more years. Because of this long term outlook, it was determined that it would be in the Company's best interest to exit the third party JT8 overhaul business and thereby eliminate the operating losses of this business rather than wait for an uncertain improvement in market conditions sometime in the future. JT8 revenues in 1993 amounted to approximately $27.2 million.

   UNC Accessory Services consists of three operating units, which operate certified FAA repair station facilities providing accessory overhaul services to aircraft operators including major airlines, national airlines, regional airlines, package carriers, corporate operators, independent aircraft engine overhaul facilities and after-market distributors. Accessory services are provided on over 50 categories of commercial aircraft accessories, translating to more than 28,000 different parts. Aircraft accessories include items such as landing gear, constant speed drives, radar components, generators, transponders, airstairs, auxiliary power units, pneumatic valves, cooling turbines, flight actuators, propellers, electrical systems, fuel systems, hydraulic systems and anti-skid brake systems. Accessory Services is continuing to expand the broad variety of aircraft accessory overhaul services it offers to its customers, concentrating on new generation jet liners and regional commuter aircraft.

   UNC Accessory Services was founded in 1951 and acquired by the Company in 1989. UNC Accessory Services is an authorized service center for leading OEMs, such as, Allied Signal Aerospace Products, Garret General Aviation Services, APPH, Chandler Evans and HR Textron. The Company believes it is the largest independent supplier of accessory overhaul support for mature and new aircraft types.

   UNC Metcalf Servicing, founded in 1980 and whose assets were acquired by the Company in August 1993, serves the industrial turbine engine market with overhauls, repairs, parts, replacement and exchange units, and contract maintenance support services for Solar Centaur and Saturn power generator packages. These services, paralleling aircraft engine overhaul processes, support hospitals, and major oil and utility companies' need for power generation and pumping.

   The Company entered the business of leasing aviation assets in 1993 with the acquisition of a McDonnell Douglass DC-10-30 aircraft in freighter configuration; subject to an existing 18 year term, and leveraged with non-recourse financing. This transaction is accounted for as a leveraged lease and generated $1.3 million of pre-tax income in 1993. The Company also acquired 13 JT8D-7B engines in the fourth quarter with the intention of overhauling and leasing such engines under short-term operating leases. Through strategic alliances and other arrangements with third parties, the Company is currently investigating opportunities to acquire and lease aviation assets for their own account, to arrange for the finance and/or lease of aviation assets in return for a fee and/or residual interest in such assets and to acquire aviation assets with the intention of dismantling such assets and selling the parts.

   Revenues of the Overhaul Division were $205.3 million in 1993 (47% of the Company's 1993 revenues).

                  Aviation Services

   The Company's Aviation Services Division includes UNC Aviation Services, UNC Lear Siegler and UNC Helicopter. UNC Aviation Services founded in 1964 and acquired by the Company in 1986, provides aircraft logistics support maintenance, ground support services and aircrew academic, simulator, and advanced flight training for the United States Department of Defense. Work is performed at military aviation training sites throughout the United States. Contracts are both fixed price and cost plus incentive award fee for multiple years with options. This business is managed centrally at the Company's Annapolis, Maryland headquarters.

   The market for military contract services results from the Department of Defense turning to the private sector to obtain services for less than they would cost if they were performed by government personnel. Awards of these contracts are generally based on best value to the government. As a result, success in obtaining the awards of these contracts requires both high technical rating and low price.

   In the third quarter of 1993, UNC Aviation Services was awarded a fixed price indefinite delivery requirements contract to provide all organizational and intermediate level maintenance services for the T-2C and TA-4J aircraft for the U.S. Naval Air Training Command at four sites in Florida, Texas, and Mississippi. This one year contract has four option years and total five-year value of approximately $178 million.

   Founded in 1961, UNC Lear Siegler, located in Oklahoma City, Oklahoma, was acquired by the Company in October 1993. UNC Lear Siegler provides contract services for the operation, maintenance and repair of aircraft, land vehicles and marine vehicles to the U.S. Department of Defense and the armed services of foreign governments, as well as fleet and facility management and maintenance services to both U.S. and foreign government agencies. The Company has a major presence with the Royal Saudi Air Force.

   UNC Lear Siegler is one of four contractors that are part of the U.S. Air Force Material Command's Contractor Field Team
(CFT) Program. Under a recurring CFT time and materials contract, the company provides intermediate and depot-level maintenance for aircraft and other equipment to U.S. military agencies and selected foreign governments. In 1993, the company held approximately one third of the total CFT market estimated at $250 to $300 million for the government's fiscal year 1993. The company's current CFT contract runs through September 1997. UNC Lear Siegler has been in the CFT program since the company's founding.

   UNC Helicopter, located in Ozark, Alabama and acquired by the Company in 1992, sells, overhauls, refurbishes, and repairs helicopters and their components. UNC Helicopter holds the U.S. Army UH-1 Retirement contract to overhaul up to 250 helicopters over five years for sale by the U.S. Government under the Foreign Military Sales program. Changes in Government FMS funding procedures resulted in slower sales of UH-1 aircraft in the last half of 1993. To compensate, UNC Helicopter reduced its workforce in the fourth quarter to match the contract requirements. In the second quarter of 1993, the company signed a helicopter logistics support contract with the emergency relief arm of a foreign government with a value of $950,000.

   The Aviation Services Division had revenues of $142.2 million in 1993 (32% of the Company's 1993 revenues).

              Manufacturing

   The turbine engine parts manufacturing operations of the Company's Manufacturing Division includes UNC Tri-Manufacturing, UNC Chemical Dynamics and UNC Johnson Technology. Customers include OEMs of both engines and aircraft, aircraft component suppliers, commercial airlines, and U.S. military maintenance depots. The Company believes that its capabilities are advanced in the industry and include large computer controlled multi-axis machinery, laser milling, electro-chemical and electrical-discharge machining, vacuum brazing and heat treating, electron beam, resistance and fusion welding, chemical milling and state-of-the-art non-destructive testing.

   UNC Tri-Manufacturing, founded in 1955 and acquired by the Company in 1988, is the largest of the three manufacturing units and is a leading manufacturer of precision components, aircraft parts and assemblies for turbine engines for commercial and military aviation applications. Primary customers include General Electric, Pratt & Whitney and the Department of Defense.

   UNC Chemical Dynamics, founded in 1973 and acquired by the Company in 1990, chemically mills turbine engine components and chemically mills and anodizes large airframe structures for both commercial and military applications. Customers include Bell Helicopter, Boeing, Vought Aircraft, Lockheed, Grumman and UNC Tri-Manufacturing. The addition of UNC Chemical Dynamics has allowed UNC Tri-Manufacturing to manufacture complex chemically milled fabricated ducts for military engines.

   The remanufacturing operations of the Company's Manufacturing Division includes UNC Tri-Remanufacturing and UNC Artex. UNC Tri-Remanufacturing, which was started by the Company in 1991, restores aircraft and engine components to serviceable condition. The Company's remanufacturing business is supported by market driven repair development and customers' desires to minimize repair and overhaul cost. UNC Tri-Remanufacturing's significant customers are the commercial airlines that directly perform their own engine overhauls and the independent airmotives that overhaul engines for airlines. Airlines typically outsource remanufacturing to suppliers such as UNC Tri-Remanufacturing because they do not generally have the repair expertise and licenses required to perform these operations.

   UNC Artex, founded in 1957 and whose assets were acquired by the Company in April 1993, expands the Company's repair and remanufacturing capabilities through proprietary processes to repair engine gearboxes and cases as well as aircraft component housings and other engine and aircraft parts and accessories. UNC Artex primary customers are the major commercial airlines.

   UNC Johnson Technology, founded in 1963 and acquired by the Company in July 1993, provides high technology turbine nozzles and vane manufacturing and repair, and specialized non-conventional machining of super alloys such as electro-chemical deep hole drilling, laser drilling, and electrical-discharge machining. Customers include General Electric, Pratt & Whitney, and the Department of Defense.

   UNC All Fab, together with UNC Chemical Dynamics, represent the aerostructure operations of the Company's Manufacturing Division. UNC All Fab, founded in 1965 and located in Everett, Washington, was acquired by the Company in August 1993. UNC All Fab serves the aviation industry as a manufacturer of machined and formed sheet metal structural components and sub-assemblies for aircraft, including the largest commercial airlines in service.

   Revenues for Manufacturing Division were $90.8 million in 1993 (21% of the Company's 1993 revenues).

Competition

   The businesses and markets in which the Company operates are highly competitive.

   The Company's engine overhaul operations compete primarily with, and largely at the discretion of, the aircraft OEMs including Garrett, General Electric, Pratt & Whitney and Rolls-Royce. These operations also face significant competition from a large number of other domestic and foreign overhaulers such as Aviall, Standard Aero, National Airmotive, BizJet, Keystone Helicopters, Aeromaritime, PHI, Celma, Turbo Power, Turbotech Repairs, Desert Turbines, Air Force Turbines and others. As exemplified by the Company's recent withdrawal from the JT8 business, the Company's overhaul operations also compete with sales of used engines. The Company's accessory services operations compete with a large number of smaller service facilities and with certain OEM's that provide aftermarket services for their products.

   Quality and reliability of service, prompt turn-around time, price and availability to customers of computerized on-line access systems (such as UNC Access) are major competitive factors in the engine overhaul and accessory overhaul businesses.

   In providing contract aviation services to the military, the Company's major competitors are Dyncorp, Reflectone, Serv-Air, Northrop Worldwide Aviation Services, Beech Aviation Services, Inc., Grumman Technical Services, and Lockheed Support Services, Inc.

   UNC Lear Siegler holds a prominent position in providing aviation and other maintenance services to the U.S. Department of Defense and selected foreign governments. The Company is one of only four holding a recurring contract under the Contract Field Team (CFT) program. The program allows these companies to provide maintenance services to the Government on an as-needed basis through individual orders. Other CFT contractors are Dyncorp, Lockheed, and Serv-Air.

   In respect of the Company's manufacturing operations, UNC Tri-Manufacturing's principle competitors are The Barnes Group, Ketema and Chemtronics, and UNC Johnson Technology's competition exists in the form of OEM in-house capabilities and Chromalloy, Howmet and Walbar. UNC's aerostructures operation, comprised of both UNC All Fab and UNC Chemical Dynamics, competes with Ace Clearwater, Dynabil Industries, Monitor Aerospace, AeroChem and ChemFab. UNC Tri-Remanufacturing and UNC Artex's principal competitors are Windsor Airmotive, Chromalloy, NORDAM PSD and Pyromet. Price, quality and service are major competitive factors in this business.

Research and Development; Patents:

   The Company does not currently have any employees who are engaged full-time in research and development activities; however, certain employees from time to time render services of a research and development nature as part of their regular duties. The Company owns a number of patents, but does not consider that patent protection is essential to the successful operation of its businesses.

Government Regulation:

   UNC Airwork, UNC Pacific Airmotive, UNC Accessory Services, UNC Tri-Remanufacturing, UNC Johnson Technology and UNC Helicopter are all licensed FAA repair stations in their respective specialties. All of UNC Accessory Services units are certified by the FAA and hold current C.A.S.E. Registry as well as various approvals by international aviation administration organizations. The principal activities of the Company's discontinued submarine propulsion unit manufacturing business is regulated by the Department of Energy ("DOE") and the Nuclear Regulatory Commission ("NRC"). DOE has general responsibility for energy research, development and administration, and NRC has responsibility for licensing and regulating activities. The Company is also subject to comprehensive regulations designed to maximize safety in the handling of hazardous materials. In addition, certain properties of the Company relating to its discontinued minerals business are affected by special federal and state environmental laws and regulations. See the description of environmental proceedings included in Note 10 to the Company's Consolidated Financial Statements included on pages 43 through 48.

Backlog:

   As of December 31, 1993, the total contract price of the backlog of orders for manufactured engine and airframe parts and for helicopter overhaul and aviation contract services for the military, including option years, believed to be firm was approximately $776.8 million, and approximately 38% of the orders or services represented thereby have been or are currently expected to be filled during 1994. As of December 31, 1992, such total was approximately $303.1 million.

Employees:

   As of December 31, 1993, the Company had 6,430 employees, of whom 6,341 were employed in the Company's aviation related businesses. The Company's other operations (including discontinued operations and general administration) employed 89 persons. Of the Company's employees, 2,555 were subject to collective bargaining agreements.

Export Sales:

   For information related to sales to foreign countries, reference is made to Note 17 to the Company's Consolidated
Financial Statements included on pages 59 and 60.

Item 2.       Properties.

   The principal executive offices of the Company are located at 175 Admiral Cochrane Drive, Annapolis, Maryland. The executive offices are subject to a lease expiring in 1996 with renewal options and an option to purchase and are comprised of approximately 34,000 square feet in a modern office building.

   The following table sets forth certain information regarding the Company's operating facilities as of December
31, 1993.

                                                    Approximate
        Location                                   Square Footage            Title
        ------------                               --------------            ------
       Overhaul Division (1)
          Burbank, California                           120,000              Owned
          Bayshore, New York                             41,000              Owned
          Grand Prairie, Texas                           41,700              Owned
          Millville, New Jersey                         244,000              Leased
          Miami, Florida                                 46,000              Leased
          Odessa, Texas                                  32,000              Leased
          Ft. Lauderdale, Florida                        21,000              Leased
          Ronkonkoma, New York                           60,000              Leased
          Burbank, California                            21,000              Leased

       Aviation Services Division
          Annapolis, Maryland                             5,100              Leased
          Ozark, Alabama                                120,500              Leased
          Oklahoma City, Oklahoma                        36,700              Leased
          San Antonio, Texas                             21,300              Leased
          Pensacola, Florida                              2,600              Leased

       Manufacturing Division
          Terre Haute, Indiana                          124,000              Owned
          Muskegan, Michigan                            101,600              Owned
          Terre Haute, Indiana                           66,000              Leased
          Weatherford, Texas                            110,000              Leased
          Addison, Texas                                 20,000              Leased
          Everett, Washington                            35,000              Leased
       ______________________

      (1) The Overhaul Division also leases facilities in four states aggregating approximately 7,300 square feet.

   The Company owns its former engine parts manufacturing plant in Norwich, Connecticut containing approximately 72,000 square feet and leases a plant containing approximately 51,000 square feet in Montville, Connecticut. In addition, the Company owns the facilities of its discontinued submarine propulsion unit manufacturing business in Montville, Connecticut which includes a modern steel frame building containing approximately 432,000 square feet.

Item 3.       Legal Proceedings.

   See the description of a litigation settlement and litigation and contingencies appearing in Notes 3 and 10 of Notes to Consolidated Financial Statements included on pages 36 and 37 and pages 43 through 48.

Item 4.       Submission of Matters to a Vote of Security
              Holders.

   Not Applicable.

                                       PART II


Item 5.       Market for the Company's Common Equity and Related
              Stockholder Matters.

   The principal market for the common stock of UNC Incorporated is the New York Stock Exchange. At December 31, 1993, there were 7,029 holders of record of common stock. The accompanying table sets forth the high and low prices for UNC's common stock in the periods indicated. See Note 7 of Notes to Consolidated Financial Statements for a description of restrictions on the payment of dividends.

                          1993              1992
Quarter Ended         High    Low       High    Low
- -------------        ------  ------    ------  ------
March 31             $ 6.38  $ 5.50    $ 7.50  $ 5.63
June 30              $ 7.00  $ 5.63    $ 7.13  $ 5.75
September 30         $ 6.88  $ 6.00    $ 6.25  $ 5.50
December 31          $ 9.38  $ 6.63    $ 5.88  $ 5.00
                     --------------------------------
Closing Price,
  December 31:       $ 9.38            $ 5.50
                     --------------------------------

The closing price of the Company's common stock on February
25, 1994 was $10.75.

Item 6.              Selected Financial Data.

SELECTED FINANCIAL INFORMATION
(Dollars and shares in thousands except per share amounts)

                                                          Year Ended December 31,

                                   ----------------------------------------------------------------
                                     1993          1992          1991          1990          1989
                                   --------      --------      --------      --------      --------
OPERATING RESULTS
 Revenues                          $438,293      $365,152      $360,571      $356,255      $305,240
                                   ========      ========      ========      ========      ========
 Earnings (loss) from:
   Continuing operations
     before extraordinary
     item                          $ 11,594      $ 11,369      $(25,485)     $  5,219      $ (3,416)
   Discontinued operations                                       34,100          (128)        3,427
   Extraordinary item -
     early retirement of
       debt                            (532)                     (1,700)
                                   --------      --------      --------      --------      --------
   Net earnings                    $ 11,062      $ 11,369      $  6,915      $  5,091      $     11
                                   ========      ========      ========      ========      ========
 Earnings (loss) per share:
   Continuing operations
     before extraordinary
     item                          $    .67      $    .66      $  (1.49)     $    .31      $   (.20)
   Discontinued operations                                         1.99          (.01)          .20
   Extraordinary item                  (.03)                       (.10)
                                   --------      --------      --------      --------      --------
   Net earnings                    $    .64      $    .66      $    .40      $    .30      $
                                   ========      ========      ========      ========      ========
Average number of shares
  outstanding                        17,356        17,279        17,128        17,082        16,994

SELECTED FINANCIAL INFORMATION
(Dollars and shares in thousands except per share amounts)

                                                   Year Ended December 31,

                                   ----------------------------------------------------------------
                                     1993          1992          1991          1990          1989
                                   --------      --------      --------      --------      --------
FINANCIAL POSITION DATA
   Working capital                 $150,200      $128,150      $ 88,379      $130,266      $128,218
   Current ratio                   2.5 to 1      3.1 to 1      1.5 to 1      3.2 to 1      2.5 to 1
   Total assets                    $506,133      $391,082      $455,094      $409,980      $481,706
   Total long-term debt,
     including current
     portion                       $197,283      $125,723      $177,829      $186,971      $230,873
   Shareholders' equity            $165,486      $155,639      $143,492      $136,488      $131,216
   Total debt to
     capitalization                   54.4%         44.7%         55.3%         57.8%         64.0%
   Return on average
     shareholders' equity              6.9%          7.6%          4.9%          3.8%


OTHER
   Capital expenditures            $ 11,250      $  6,602      $  7,280      $ 24,235      $ 49,092
   Depreciation and
     amortization                  $ 11,477      $ 10,378      $ 10,196      $ 12,345      $ 15,089
   Employees                          6,430         3,383         3,852         4,612         5,014
   Shareholders                       7,029         7,371         8,936         9,193         9,389

See Notes 11 and 18 of Notes to Consolidated Financial
Statements for matters affecting continuing operations and Notes 2 and 3 of Notes to Consolidated Financial Statements for a description of acquisitions and dispositions.

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

Results of Continuing Operations

Overview

       The Company's operations are conducted in one business segment which includes: the manufacture and remanufacture of jet engine and aircraft components, the overhaul of aircraft accessories, aircraft engines and industrial gas turbine engines, the refurbishment and overhaul of helicopters, and providing maintenance and training, repair and logistical contract services.

       The Company has been expanding its market share and revenue base in its core Divisions through strategic business acquisitions. During 1993 the Company made strategic acquisitions in its Manufacturing Division through the acquisition of substantially all of the assets of Johnson Technology, a division of Freedom Forge Corporation, Artex Tool Corporation and Stockton Enterprises (collectively "Artex") and All Fab, Inc. and the award of substantial contract backlog previously performed by the Heintz Corporation; in its Overhaul Division through the acquisition of the assets of Metcalf Servicing Company; and in its Aviation Services Division by acquiring the assets of Lear Siegler Management Services, Inc. These acquisitions have significantly increased the Company's base business in these Divisions. See Note 2 of Notes to Consolidated Financial Statements.

1993 Compared with 1992

       Revenues were $438.3 million in 1993 compared with $365.2 million in 1992, an increase of $73.1 million (20%).
Operating income in 1993 was $23.9 million compared with $25.8 million in 1992, a decrease of $1.9 million (7%). The reduction in operating income in 1993 is principally due to losses recorded on the JT8 product line, which were partially offset by higher levels of income from the Manufacturing and Aviation Services Divisions.

       The Company's Manufacturing Division revenues for 1993 of $90.8 million increased $35.1 million (63%) compared with 1992 and operating income increased $5.5 million to $12.6 million. The increase in revenues in 1993 is due to activities on new contracts received during 1993, revenues of $19.7 million generated by the newly acquired businesses, UNC Artex, UNC Johnson Technology and UNC All Fab acquired during 1993 and the contract backlog acquired from Heintz. Revenues and operating income in 1993 and 1992 include claims filed under U.S. government contracts of approximately $2.0 million and $2.2 million, respectively. The 1993 claim is to recover amounts related to increased performance costs resulting from constructive changes, defective specifications, government-caused delays and other items; the 1992 claim is for costs associated with termination of a contract for the convenience of the government. The increase in operating income is attributable to $4.1 million generated by the businesses acquired in 1993, and the positive effects of manufacturing and quality improvement programs, partially offset by reduced margins on new contracts due to competitive pressures within the industry.

       Revenues for the Overhaul Division in 1993 decreased $15.0 million (6.8%) to $205.3 million and operating income decreased $6.3 million to $12.0 million. The reduction in revenues is due to a decrease in airline JT8 engine overhauls and a reduction in accessory overhauls, partially offset by an increase in business aviation and regional airline engine overhauls, revenues of $2.6 million generated by the newly acquired business, UNC Metcalf, and $1.3 million from a leveraged lease transaction (see Note 15 of Notes to Consolidated Financial Statements). The decrease in JT8 revenues of $17.5 million reflects the prevailing economic conditions within the industry which have significantly reduced the demand for the overhaul of airline JT8 engines, and the Company's resultant decision to withdraw from third party JT8 overhaul business. The Company announced in October its intention to withdraw from the third-party JT8 engine overhaul business. This decision was reached because of the continuing deterioration of the JT8 overhaul market which began in 1992. The downturn in the JT8 market is due to the large number of surplus JT8 engines available on the market, resulting from the earlier than expected retirement of JT8 powered aircraft. These surplus engines are being purchased or leased by customers in lieu of overhauling their own engines. The Company believes that the current glut of surplus JT8 engines will continue for several more years. Because of this long term outlook, it was determined that it would be in the Company's best interest to exit the third-party JT8 overhaul business and thereby eliminate the operating losses of this business rather than wait for an uncertain improvement in market conditions sometime in the future. The Company's investment in JT8 product line is approximately $14.0 million, consisting of inventory, tooling and a test cell facility. Management believes this amount will be fully recovered through the successful implementation of the Company's plans. See Note 4 of Notes to Consolidated Financial Statements.

       Additionally, accessory overhaul revenues decreased approximately $3.6 million due to the decision to eliminate certain lower-margin product lines and from increased pricing pressures from existing competitors. Operating income of the Overhaul Division decreased to $12.0 million due to lower volumes in the JT8 and accessory overhaul markets and reduced margins in the competitive business aviation and commuter airline markets partially offset by income generated by a leveraged lease transaction of $1.3 million.

       Aviation Services Division revenues of $142.2 million increased $53.1 million (60%) in 1993. The acquisition of UNC Lear Siegler in October 1993 contributed $41.6 million to 1993 revenues, and the revenues of UNC Helicopter, acquired in June 1992, increased $4.1 million. Revenues under U.S.

government contracts to provide aviation training and maintenance increased $4.8 million, primarily due to increased helicopter maintenance business which was partially offset by reduced pilot training activities. Also, 1993 revenues include a $2.0 million contract claim against the U.S. government following a favorable Federal Circuit Court of Appeals ruling in February 1993 (See Note 10 of Notes to Consolidated Financial Statements) and $0.6 million related to a claim for fees improperly withheld under a government contract. Operating income increased $3.1 million to $8.5 million due to income generated by Lear Siegler of $2.3 million and the $2.6 million in claims, which were partially offset by lower margins at UNC Helicopter and the effects of reduced pilot training activities on certain contracts.

       Selling, general and administrative expenses in 1993 were $53.5 million or 12.2% of sales compared with $44.9 million or 12.3% of sales in 1992. Although selling, general and administrative expenses decreased as a percentage of revenues, total costs increased in 1993 primarily due to the expenses associated with companies acquired during 1993, increased international marketing efforts and a nonrecurring reduction in 1992 of a $1.3 million accrual for certain costs associated with the termination of an equipment lease.

       Activity under certain of the Company's Aviation Services operations, which principally involve basic aviation training and maintenance of aircraft, has decreased as defense spending has decreased. The Defense Department is closing various military bases, including one that has been closed where the Company provided contract services. The Company's Aviation Services Division has also continued to experience a reduction in flight hours and related maintenance as training schedules have been reduced. Further consolidation of military training and maintenance contracts is expected as bases are eliminated and other defense cuts reduce the value of individual contracts. However, the Company expects that continued pressures on defense spending could increase the outsourcing of services currently being provided by military and other government personnel to lower cost contractors, particularly with respect to the recommended closing of three Navy depots made by the Base Closing Commission. In August, the Company was awarded a contract to provide all organizational and intermediate-level maintenance for designated aircraft under the U.S. Naval Air Training Command. This contract is a consolidation of activities previously covered by three contracts, only two of which were previously performed by the Company. The contract runs for one year with four one-year options, with total potential revenues of approximately $178 million.

       Continued effort on the part of the U.S. government to further reduce defense spending could affect the demand for aircraft engines used in military applications and could have a impact on the Company's manufacturing operations. In an effort to reduce the potential effect of these reductions, the Company's manufacturing operations have focused their business for the past several years more on commercial rather than military products. The Company also believes that trends in the reduction of the manufacturers' subcontractor base will continue to offset any impact from reduced government spending. The Company's original equipment manufacturer customers have reduced significantly their number of suppliers and their own procurement staffs. The Company's manufacturing operations remain a part of the reduced subcontractor base and as such have obtained new contracts that the Company believes may have not been available to the Company in the past when the base of suppliers was much larger. Additionally, one of the Company's engine manufacturer customers previously announced plans to significantly reduce in-house manufacturing facilities which will result in further outsourcing of component manufacturing, and the Company may be a beneficiary of such action. Although the Company's Manufacturing Division provided its principal customers with price concessions during 1992 and 1993 in anticipation of receiving additional future orders, the Company believes that increased volume from these anticipated additional orders, together with on-going productivity enhancement and cost reduction programs should compensate for the effect of the price concessions. Furthermore, during the second half of 1993, the Company was awarded major sole source long-term aviation manufacturing contracts which were previously held by a former competitor who has filed for protection under Chapter 11 of the Federal Bankruptcy law. The Company also acquired from the former competitor certain inventory, tooling and equipment which will be used to manufacture the product under the long-term contracts.

       Total interest expense increased $2.3 million (18%) in 1993 due to additional expense of the Senior Notes issued July 29, 1993, and continuing expense on the 11-1/2% debentures which could not be redeemed until September 7, 1993. Interest expense related to continuing and discontinued operations increased $2.6 million and decreased $0.3 million, respectively. The decrease in interest expense related to discontinued operations is expected to continue as cash proceeds generated by the discontinued operations through the disposal date are used to repay debt attributable to discontinued operations and as the net assets of discontinued operations decrease.

       The income tax benefit for 1993 of $3.8 million was $5.3 million higher than the $1.5 million tax provision for 1992. This difference is due principally to recognition in the third quarter of 1993 of $5.8 million of income tax benefits. Statement of Financial Accounting Standard No. 109 (SFAS No.
109), "Accounting for Income Taxes" requires recognition of income tax benefits for loss carryforwards, credit carryforwards and certain temporary differences for which tax benefits have not previously been recorded when realization of those benefits becomes more likely than not. Various events occurred during the year that caused the Company to re-evaluate the probable realization of the benefits from existing tax assets. Specifically, the acquisition of four new businesses, the awarding of approximately $227 million in new contracts increasing the Company's backlog in the third quarter to approximately $522 million, the decision to withdraw from the unprofitable third-party JT8 airline engine overhaul product line and other events caused the Company to conclude that the realization of various future tax benefits is more likely than not. As a result, the carrying value of the Company's net deferred tax asset was increased in 1993 by $7.6 million of which $1.8 million was allocated to reduce goodwill arising from acquisition of new businesses and $5.8 million was recognized as a current period tax benefit. (See
Note 12 of Notes to Consolidated Financial Statements.)

1992 Compared with 1991

       Aviation revenues were $365.2 million in 1992 compared with $358.1 million in 1991, an increase of $7.1 million (2%). Total revenues in 1991 of $360.6 million included sales of $2.5 million related to a non-aviation subsidiary which was sold in 1991. Operating income in 1992 was $25.8 million compared with a loss of $6.6 million in 1991. Operating income in 1991 was affected by adjustments related to the carrying value of certain inventories, increases in allowances for doubtful accounts receivable related to services performed for certain commercial airlines which were in liquidation or in troubled financial condition and the write-down of goodwill related to a defense oriented business.

       The Company's Manufacturing Division revenues for 1992 of $55.7 million decreased $12.5 million (18%) compared with 1991 due to reduced volume at the Company's Terre-Haute, Indiana manufacturing facilities resulting from the completion of certain low margin military contracts in 1991 and lower sales of approximately $3.7 million at the Alloy Spot Welders division, which was sold in June 1992. Partially offsetting these decreases was approximately $2.2 million of revenue in 1992 related to a claim filed under a U.S. government contract for costs associated with the termination of the contract for the convenience of the government. Operating income, however, increased $4.1 million to $7.1 million in 1992 due in part to the results of manufacturing and quality control improvement programs initiated in the latter part of 1991, and the recoupment of certain costs associated with the claim for the contract terminated for the convenience of the government.
This increase was partially offset by a $1.2 million reduction in operating income from the Alloy Spot Welders division and the adverse effect of certain price concessions provided to principal customers in 1991.

       Revenues of $220.3 million in 1992 from the Overhaul Division increased $17.0 million (8%) and operating income increased $10.5 million to $18.3 million in 1992. The higher revenues generated were chiefly due to an increase in the number of large engine overhauls during 1992 and an increase in accessory overhaul business due to aggressive marketing initiatives particularly in foreign markets while small engine sales remained level with 1991 activity. The increase in operating income is principally due to 1991 being affected by the write-down of certain inventories, increases in the allowances for doubtful accounts related to receivables from troubled airlines and a non-recurring charge applicable to the write-down to the appraised value of property underlying an investment in a non-affiliated company. Exclusive of these items, operating income in 1992 would have decreased $1.4 million from 1991 principally as a result of competitive pricing pressures on large engine overhauls partially offset by a reduction in the labor force and income generated by accessory overhauls.

       Aviation Services Division revenues of $89.1 million increased $2.5 million (3%) in 1992 due to the acquisition in June 1992 of UNC Helicopter, a company engaged in the overhaul of helicopters, which generated $3.3 million in revenues, offsetting a reduction of $0.8 million in other contract services. Activities under certain contracts involving aviation training and maintenance decreased in 1992 due to reduced pilot training requirements. This decrease was offset by the phase-in of activities on new contracts and expanded work scope under certain existing contracts. Operating income for 1991 was adversely affected by a $1.3 million unfavorable contract cost adjustment, a $1.1 million reduction in contract profitability upon re-award after competitive bid and an $8.0 million write-down of the Company's investment in this business. Exclusive of these adjustments operating income increased $2.6 million, to $5.4 million, due to contract price redetermination, improvements resulting from cost reduction programs implemented under fixed price contracts and the acquisition of the higher margin helicopter business.

       Selling, general and administrative expenses decreased from $49.1 million or 13.6% of sales in 1991 to $44.9 million or 12.3 % of sales in 1992 reflecting Company-wide cost-containment efforts and a $1.3 million reduction of an accrual for certain costs associated with the termination of an equipment lease.

       Total interest expense decreased $7.3 million (36%) in 1992 principally due to a significant reduction in debt levels and lower interest rates. Interest expense related to continuing and discontinued operations decreased $5.3 million and $2.0 million, respectively. The decrease in interest expense related to discontinued operations is expected to continue as cash proceeds generated by the discontinued operations through the disposal date are used to repay debt attributable to discontinued operations and as the net assets of discontinued operations decrease.

1991 Compared with 1990

       Revenues from aviation-related businesses, increased $9.4 million in 1991. This increase was partially offset by a decrease in revenues of $5.1 million due to the sale of a non-aviation subsidiary in 1991, resulting in a net increase of $4.3 million. Total revenues for 1991 amounted to $360.6 million compared with $356.3 million in 1990. Operating income decreased $29.0 million due to adjustments related to the carrying value of certain inventories, increases in allowances for doubtful accounts receivable related to services performed for certain commercial airlines which are currently in liquidation or in troubled financial condition and the write-down of goodwill related to a defense oriented business, as well as other operating items described below.

       The Company's Manufacturing Division revenues for 1991 of $68.2 million increased $13.9 million (26%) over 1990. $8.7 million of this increase was attributable to existing operations and $5.2 million was attributable to Chemical Dynamics Incorporated, a company engaged in chemical milling and specialty manufacturing operations which the Company acquired in October of 1990. The increase in revenues from existing operations was principally due to new orders received in 1991 for the manufacture of aircraft parts. Operating income of $3.0 million in 1991 decreased $4.0 million (57%) principally due to price concessions provided to principal customers in anticipation of receiving additional future orders, costs incurred in the latter part of the year to increase future manufacturing and quality control efficiencies and costs related to the relocation of the remanufacturing operations to modern and more efficient facilities.

       Revenues from the Overhaul Division of $203.3 million decreased $5.1 million (2%) and operating income of $7.8 million decreased $11.5 million (60%) in 1991. The decrease in revenues reflects the prevailing economic climate which reduced the demand for the overhaul of engines, especially during the first half of 1991. This decrease was partially offset by a $1.8 million increase in accessory overhaul operations. Operating income decreased due to the write-down of certain inventories, increases in the allowances for doubtful accounts related to receivables from troubled airlines and non-recurring charges applicable to the write-down to the appraised value of property underlying an investment in a non-affiliated company and an accrual related to the termination of an agreement covering certain leased assets, which aggregated $11.9 million.

       Revenues generated by the Aviation Services Division in 1991 of $86.6 million increased $0.6 million and operating income decreased $10.5 million due to the incurrance of a $7.6 million operating loss in 1991. The decrease in operating income was due, in part to a $1.3 million unfavorable contract cost adjustment, a $1.1 million reduction in profitability on an existing contract upon re-award after competitive bid and an $8.0 million write-down of the Company's investment in this business as a result of recent events in the defense industry.

       Selling, general and administrative expenses rose from $44.0 million or 12.4% of sales in 1990 to $49.1 million or 13.6% of sales in 1991. The increase in 1991 was principally due to higher expenses related to a full year of activity for a company acquired in October 1990, employee health costs, selling costs associated with efforts to increase market share of the Company's businesses, and increased employee relocation costs.

       Total interest expense in 1991 was $3.2 million lower than in 1990. Interest expense related to continuing operations increased $1.6 million and interest related to discontinued operations decreased $4.8 million. The decrease in interest expense relating to discontinued operations continues as cash proceeds generated by the discontinued operations through the disposal date are used to repay debt attributable to discontinued operations and as the net assets of discontinued operations decrease. Although the Company's aggregate borrowings decreased in 1991, borrowings related specifically to continuing operations increased reflecting normal business cycles. This resulted in the increase in continuing operations interest expense.

Liquidity and Capital Resources

       The elements contributing to the Company's free cash flow for the years 1993 and 1992 are shown in the following table.

(Dollars in thousands)
                                                   1993          1992
                                                 --------      --------
Net earnings                                     $ 11,062      $ 11,369
Depreciation and amortization                      11,477        10,378
Change in working capital and other               (19,854)      (14,549)
Capital expenditures                              (11,250)       (6,602)
Naval Products phase out                               68         6,580
Funds provided (used) by other
  discontinued operations                          (5,692)        3,784
                                                 ---------     ---------
Free cash flow                                    (14,189)       10,960

Other:
Litigation settlement, net                                       48,000
Acquisition of subsidiaries                       (48,477)       (7,741)
Debt assumed in acquisitions                       (8,415)
Sale of subsidiaries                                              1,000
Less:
Bond discount                                         479           113
                                                 ---------     --------
Net (increase) reduction of debt                  (71,560)       52,106
Total debt, beginning of year                     125,723       177,829
                                                 ---------     --------
Total debt, end of year                          $197,283      $125,723
                                                 =========     ========

       Long-term debt, including current portion, was $197.3 million at December 31, 1993, compared with $125.7 million at December 31, 1992. The increase in long-term debt of $71.6 million was principally the result of the issuance in July 1993 of $100.0 million 9-1/8% Senior Note Subordinated Debentures due 2003, offset by the redemption of $24.0 million 11-1/2% Senior Subordinated Debentures due 1996 in
September 1993. The Company's debt-to-capitalization ratio at December 31, 1993, was 54.4% compared with 44.7% at
December 31, 1992. In May 1993, the borrowing capacity under the Company's Revolving Credit Facility was increased to $65.0 million, reduced by outstanding letters of credit which aggregated $10.4 million at December 31, 1993. The Company's unused availability under the Revolving Credit Facility was $38.1 million at December 31, 1993. At December 31, 1993, the Company's working capital was $150.2 million with a current ratio of 2.5 to 1 compared with $128.2 million and a current ratio of 3.1 to 1 at December 31, 1992.

       Capital expenditures in 1993 amounted to $11.2 million, including $3.5 million of equipment purchased in connection with the award of contract backlog previously performed by the Heintz Corporation, compared with $6.6 million in the 1992 period. It is anticipated that capital expenditures for 1994 will be approximately $12.0 million and will be financed from internally generated funds, lease arrangements and revolving credit borrowings. In addition, the Company is continuing to pursue its program to acquire aviation companies. To the extent the Company is successful in identifying such companies, it may incur additional debt in connection with their acquisition.

       The Company's operations are subject to a variety of federal, state and local laws and regulations relating to the environment. The Company believes that its facilities are operated substantially in compliance with applicable environmental laws and regulations on an overall basis; however, as described below some areas require remedial action.

       A subsidiary of the Company has been involved in environmental reclamation of a former uranium mill and mill tailings facility since 1988. The reclamation plan has been approved by the U.S. Nuclear Regulatory Commission and the U.S. Environmental Protection Agency ("EPA") and reclamation activities are proceeding on schedule and within budget. Site reclamation is scheduled to be completed by the end of 1997. Also, the State of Texas has requested that a site assessment be performed at a manufacturing subsidiary which the Company acquired in 1990. Dependent upon the outcome of the assessment, the acquired subsidiary or its former owner may be required to take steps to remediate any discharges of hazardous materials into the environment from these facilities and may be required to install pollution control and other equipment. The Company believes that, based on recent discussions with the State and indemnification included in the Company's purchase agreement, the cost of the site assessment and required remediation, if any, will be charged to the former owner by the State or recoverable under the purchase agreement.

       During 1993, the State of New Mexico passed the New Mexico Mining Act ("Act"), which imposes certain reclamation and other regulatory obligations on owners and operators of existing and new mining operations. A number of mines operated by the Company's subsidiary, United Nuclear, at various times during the period 1970 through 1982 may be covered by the Act. While legislation was passed in 1993, regulations for compliance with the Act have not been issued. Therefore, it is impossible to estimate the cost of remediation or the timing and extent of remedial action which may be required to comply with the Act.

       Based on the Company's assessment of the matters described above, the Company does not believe that costs and expenses to be incurred by the Company in connection with these and other environmental matters will have a material adverse impact on the Company. For further details with respect to environmental matters, see Note 10 of Notes to Consolidated Financial Statements.

Impact of Inflation

       The Company believes that inflation did not have a material effect on the results of operations or financial condition in 1993.

Item 8.       Financial Statements and Supplementary Data.

UNC Incorporated and Subsidiaries
Consolidated Statements of Earnings
(Dollars in thousands except per share amounts)

                                                                  Year Ended December 31,
                                                              ------------------------------
                                                                1993         1992         1991
       --------                                               --------     --------     --------
Sales and operating revenues                                  $438,293     $365,152     $360,571
Costs and expenses
   Costs and operating expenses                                360,869      294,489      304,101
   Selling, general and administrative
   expenses                                                     53,516       44,901       49,084
   Other operating expenses                                                               14,015
                                                              --------     --------     --------
                                                               414,385      339,390      367,200
                                                              --------     --------     --------
Operating income (loss)                                         23,908       25,762       (6,629)
Other income (expense)
   Interest income                                                 396          331          532
   Interest expense                                            (14,802)     (12,204)     (17,531)
   Other                                                        (1,751)      (1,038)        (505)
                                                              --------     --------     --------
                                                               (16,157)     (12,911)     (17,504)
Earnings (loss) from continuing operations
   before income taxes and extraordinary
   item                                                          7,751       12,851      (24,133)
Income tax benefit (provision)                                   3,843       (1,482)      (1,352)
                                                              --------     --------     --------
Earnings (loss) from continuing operations,
  before extraordinary item                                     11,594       11,369      (25,485)
Earnings from discontinued operations,
  net of income taxes                                                                     34,100
                                                              --------     --------     --------
Earnings before extraordinary item                              11,594       11,369        8,615
Extraordinary item - early retirement of debt,
  net of income taxes                                             (532)                   (1,700)
                                                              --------     --------     --------

Net earnings                                                  $ 11,062     $ 11,369     $  6,915
                                                              ========     ========     ========
Earnings (loss) per share
   Continuing operations                                      $    .67     $    .66     $  (1.49)
   Discontinued operations                                                                  1.99
   Extraordinary item                                             (.03)                     (.10)
                                                              --------     --------     --------
   Net earnings                                               $    .64     $    .66     $    .40
                                                              ========     ========     ========

UNC Incorporated and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

                                                                               December 31,
                                                                           -------------------
                                                                             1993         1992
                                                                           --------     --------
Assets
Current assets
  Cash and short-term investments                                          $  1,494     $  1,968
  Accounts receivable, less allowance for doubtful accounts
    of $6,366 and $5,041, respectively                                       91,058       71,809
  Unbilled costs and accrued profits on
    contracts in progress                                                    28,384       16,545
  Inventories                                                               109,766       94,682
  Other                                                                      18,378        5,437
                                                                           --------     --------
Total current assets                                                        249,080      190,441
Net assets of discontinued operations                                        20,600       22,271
Property, plant and equipment, at cost
  Land, buildings and improvements                                           27,073       25,560
  Machinery and equipment                                                    71,995       64,264
                                                                           --------     --------
                                                                             99,068       89,824
Less accumulated depreciation and amortization                               32,037       31,967
                                                                           --------     --------
Net property, plant and equipment                                            67,031       57,857
Cost in excess of net assets of acquired
  companies, less accumulated amortization
  of $19,257 and $15,742, respectively                                      141,718       97,489
Other noncurrent assets                                                      27,704       23,024
                                                                           --------     --------
Total assets                                                               $506,133     $391,082
                                                                           ========     ========

UNC Incorporated and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

                                                                               December 31,
                                                                           -------------------
                                                                             1993         1992
                                                                           --------     --------
Liabilities and Shareholders' Equity
Current liabilities
  Current portion of long-term debt                                        $  6,529     $    158
  Accounts payable                                                           38,625       33,482
  Income taxes                                                                2,062          574
  Accruals and other current liabilities                                     51,664       28,077
                                                                           --------     --------
Total current liabilities                                                    98,880       62,291

Long-term debt, less current portion
   Revolving Senior Bank Debt, prime plus 1/2% due 1995                      16,500       27,000
   9-1/8% Senior Notes due 2003                                             100,000
   11-1/2% Senior Subordinated Debentures due 1996, less discount                         23,521
   7-1/2% Convertible Subordinated Debentures due 2006                       69,000       69,000
   Other                                                                      5,254        6,044
                                                                           --------     --------
Total long-term debt, less current portion                                  190,754      125,565
Deferred income taxes                                                                      5,366
Other noncurrent liabilities                                                 51,013       42,221
                                                                           --------     --------
Total liabilities                                                           340,647      235,443

Shareholders' equity
  Series preferred stock, par value $1 per share;
    Authorized 12,000,000 shares; 250,000 designated Series
    A Junior Participating Preferred Stock, none issued
  Common stock, par value $0.20 per share;
    Authorized 50,000,000 shares, issued 18,085,334 and
    18,002,334 shares, respectively                                           3,617        3,600
  Additional paid-in capital                                                121,746      121,292
  Retained earnings                                                          50,559       39,497
                                                                           --------     --------
                                                                            175,922      164,389
  Less
    Treasury stock, at cost (700,000 shares)                                  8,750        8,750
    Minimum pension liability adjustment                                      1,345
    Unearned compensation - restricted stock                                    341
                                                                           --------     --------
Total shareholders' equity                                                  165,486      155,639
                                                                           --------     --------
Total liabilities and shareholders' equity                                 $506,133     $391,082
                                                                           ========     ========

UNC Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in thousands)

                                                                    Year Ended December 31,
                                                                ------------------------------
                                                                  1993         1992         1991
                                                                --------     --------     --------
Cash flows from operating activities:
  Net earnings                                                 $ 11,062      $ 11,369     $  6,915
  Adjustments to reconcile net earnings to net
   cash provided (used) by operating activities:
    Depreciation and amortization                                11,477        10,378       10,196
    Provision for losses on accounts receivable                   1,602         2,450        7,340
    Income from leveraged lease                                  (1,263)
    Inventory write-down                                                                     7,000
    Provision for loss on disposal of discontinued
      operations                                                                            15,700
    Provision for deferred income taxes (benefit)                (5,258)        1,440       (4,091)
    Gain on litigation settlement, net                                                     (63,300)
    Gain on disposition of assets and other                        (583)           (6)        (317)
    Non-recurring operating expenses, including
      goodwill write-down                                                                   10,400
    Extraordinary loss on retirement of debt                        625                      1,900
    Changes in assets and liabilities net of
     effect of acquisitions and divestitures:
      (Increase) decrease in accounts receivable                     33        (1,417)     (11,871)
       Decrease in receivable from litigation
         settlement                                                            67,500
      (Increase) in unbilled costs and
        accrued profits on contracts in progress                 (8,974)       (2,609)      (6,172)
      (Increase) in inventories                                  (9,082)       (5,238)      (7,471)
      (Increase) decrease in other current assets                (7,111)        1,333           23
      (Increase) decrease in other noncurrent assets               (640)       (4,497)         174
      Increase (decrease) in accounts payable                    (3,408)       (6,026)      15,677
      Increase (decrease) in accruals and other
       current liabilities                                        5,855        (2,384)       2,463
      Increase (decrease) in income taxes payable                 1,195       (14,629)      17,824
      Increase (decrease) in other noncurrent
       liabilities                                               (1,446)       (1,429)       1,286
      (Decrease) in discontinued operations
       liabilities                                               (5,721)       (4,986)      (4,427)
                                                              ---------      --------     --------
      Total adjustments                                         (22,699)       39,880       (7,666)
                                                              ---------      --------     --------
  Net cash and short-term investments
    provided (used) by operating activities                     (11,637)       51,249         (751)
                                                              ---------      --------     --------

UNC Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in thousands)

                                                          Year Ended December 31,
                                                      -----------------------------
                                                       1993       1992       1991
                                                     ---------   --------   --------
Cash flows from investing activities:
  Net proceeds from sale of assets                     10,843      4,738      2,021
  Additions to property, plant and equipment          (11,250)    (6,602)    (7,280)
  Acquisition of subsidiaries, net of cash
   acquired                                           (48,477)    (7,741)    (5,218)
  Investment in leveraged lease                        (2,697)
  Proceeds received from sale of subsidiaries                      1,000        712
  Naval Products phase out                                 68      9,979     20,378
  Other transactions, net                                 (67)        93     (1,617)
                                                    ---------   --------    --------
      Net cash and short-term investments
       provided (used) by investing activities        (51,580)     1,467      8,996
                                                    ---------   --------   --------

Cash flows from financing activities:
  Additions to debt                                   228,632    204,500    190,000
  Reductions in debt                                 (265,966)  (256,719)  (200,538)
  Issuance of 9-1/8% Senior Notes                     100,000
  Exercise of stock options                                77        231         89
                                                     --------   --------   --------
      Net cash and short-term investments
       provided (used) by financing activities         62,743    (51,988)   (10,449)
                                                     --------   --------   --------
Net increase (decrease) in cash and short-term
  investments                                            (474)       728     (2,204)
Cash and short-term investments at beginning
  of year                                               1,968      1,240      3,444
                                                     --------   --------   --------
Cash and short-term investments at end of year       $  1,494   $  1,968   $  1,240
                                                     ========   ========   ========

UNC Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands)

                                                        Additional
                                 Common Stock
                             ---------------------       Paid-in       Retained
                               Shares      Par Value     Capital       Earnings      Other         Total
                             ----------    ---------    ----------     --------     --------     --------
Balance at
  December 31, 1990          17,816,259    $   3,563    $  120,462     $ 21,213     $ (8,750)*   $136,488
Net earnings                                                              6,915                     6,915
Exercise of stock options        23,225            5            84                                     89
                             ----------    ---------    ----------     --------     --------     --------
Balance at
  December 31, 1991          17,839,484        3,568       120,546       28,128       (8,750)     143,492

Net earnings                                                             11,369                    11,369
Award of restricted
  stock under the
  employees' stock plan         113,000           22           525                                    547
Exercise of stock
  options                        49,850           10           221                                    231
                             ----------    ---------    ----------     --------     --------     --------
Balance at
  December 31, 1992          18,002,334        3,600       121,292       39,497       (8,750)     155,639

Net earnings                                                             11,062                    11,062
Award of restricted
  stock under the
  employees' stock plan          65,000           13           381                                    394
Exercise of stock
  options                        18,000            4            73                                     77
Minimum pension
  liability adjustment                                                                (1,345)      (1,345)
Unearned compensation -
  restricted stock                                                                      (341)        (341)
                             ----------    ---------    ----------     --------     --------     --------
Balance at
  December 31, 1993          18,085,334    $   3,617    $  121,746     $ 50,559     $(10,436)    $165,486
                             ==========    =========    ==========     ========     ========     =========

*Treasury Stock

UNC Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies
       ------------------------------------------
       (a) Basis of Presentation. The accompanying financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform to the 1993 presentation.

       (b) Short-Term Investments. Short-term investments, consisting principally of Eurodollar deposits and bank certificates of deposit, are carried at cost, which approximates market. The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

       (c) Long-Term Contracts. Revenues under fixed-price production contracts are primarily recognized under the percentage-of-completion method and are measured principally on a cost-to-cost basis. Cost estimates are reviewed periodically as the work progresses, and adjustments to revenues are reflected in the period in which revisions to such estimates are deemed necessary. Revenues under fixed rate per hour service contracts are recognized as services are performed based on actual hours incurred under the contracts. Performance award fees incorporated in certain government contracts are recognized when there is sufficient information to assess expected contract performance. Provisions for estimated losses on contracts are recorded when identified.

       (d) Inventories. Valuation of inventories is at the lower of cost or market, utilizing the first-in, first-out and average cost methods.

       (e) Depreciation and Amortization. The Company's property, plant and equipment are depreciated and amortized over their estimated useful lives by the straight-line method, using periods ranging from 10 to 30 years for buildings and improvements and from 3 to 10 years for machinery and equipment.

       (f) Cost in Excess of Net Assets of Acquired Companies. The excess of acquisition cost over the fair value of tangible and identifiable intangible net assets of acquired companies at date of acquisition is amortized on a straight-line basis over periods ranging from 20 to 40 years. The Company assesses the recoverability of cost in excess of net assets of acquired companies by determining whether the amortization of this intangible asset over its remaining life can be recovered through estimated future operating cash flows.

       (g) Pension Plans and Postretirement Benefits. Substantially all of the employees of the Company and its subsidiaries are covered by various pension and retirement benefit plans. Certain of the Company's employees are covered under a defined benefit pension plan which is noncontributory and provides for benefits based on stated amounts for years of service. The Company's policy is to fund at least the minimum amount required by the Employee Retirement Income Security Act. The cost of defined contribution plans is a fixed percentage of the participants' eligible compensation. In addition, the Company provides benefits to a limited number of active and retired employees under an unfunded contributory defined benefit postretirement plan and participates in a multi-employer health, welfare and defined benefit pension plan for certain active and retired union employees.

       (h) Income Taxes. Effective January 1, 1993, the Company adopted Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the benefits of utilization of net operating loss carryforwards affects the income tax provision of continuing and discontinued operations. Investment tax credits are accounted for using the flow-through method. The new standard of accounting replaces SFAS No. 96 which the Company adopted on January 1, 1988. There was no cumulative effect of adopting SFAS No. 109 on the consolidated financial statements.

       (i) Earnings Per Share. The calculation of earnings per share of common stock is based on the weighted average number of shares outstanding, assuming the exercise of stock options where the impact is dilutive.

2.     Acquisitions
       ------------
       During 1993 and 1992, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statement of earnings for the periods in which they were owned by the Company.

       Effective April 1, 1993 the Company acquired substantially all of the assets and technology, and assumed certain liabilities of Artex Tool Corporation and Stockton Enterprises (collectively "Artex") for $5.2 million which was funded through a borrowing under the Company's revolving credit agreement. Artex is engaged in the remanufacture and repair of aircraft engine gear box housings, wheels and other aircraft and engine parts and accessories. Following its acquisition this operation was renamed UNC Artex. Under the terms of the purchase agreement, the Company may be required to make additional payments beginning in 1994, of up to $1.2 million, contingent upon Artex achieving certain profit levels during the three year period ending May 1, 1996. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is amortized over a period of twenty-five years using the straight-line method. Any future amounts earned under the terms of this agreement will be recorded as additional cost in excess of net assets of acquired companies.

       On July 30, 1993, the Company acquired substantially all of the assets and technology, and assumed certain liabilities of Johnson Technology ("Johnson"), a division of Freedom Forge Corporation for $14.5 million in cash and $4 million in notes, payable in annual installments through July 1997. The cash portion of the purchase price was funded from proceeds received from the sale of 9-1/8% Senior Notes (see Note 7 of Notes to Consolidated Financial Statements). Johnson provides proprietary turbine nozzle and vane manufacturing and repairs, and specialized non-conventional machining of super alloys such as electro-chemical deep hole drilling, laser milling, and electro-discharge machining. Following its acquisition, this operation was renamed UNC Johnson Technology. Under the terms of the purchase agreement, the Company may be required to make additional payments beginning in 1994, of up to $5 million, contingent upon Johnson achieving certain gross profit levels during a five year period ending in September 1998. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is amortized over a period of forty years using the straight-line method. Any future amounts earned under the terms of this agreement will be recorded as additional cost in excess of net assets of acquired companies.

       On August 26, 1993, the Company acquired the assets and technology and assumed certain liabilities of All Fab, Inc. ("All Fab") an aerostructure supplier for a major airframe manufacturer. All Fab serves the aviation industry as a manufacturer of major aircraft structural components and sheet metal sub-assemblies. Following its acquisition, this operation was renamed UNC All Fab, Inc. The purchase price consisted of $2.7 million in cash and $3.1 million in notes. The notes consist of a $1.8 million note bearing interest at 8% and a $1.3 million note bearing interest at the prime rate plus one half of one percent and payable in variable installments through December 1998. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is amortized over a period of forty years using the straight-line method.

       On August 31, 1993, the Company acquired substantially all of the assets and technology, and assumed certain liabilities of Metcalf Servicing Company ("Metcalf") for $4.5 million in cash and the Company elected to retire $1.3 million of bank indebtedness of Metcalf. Metcalf serves the industrial turbine engine market with overhauls, repairs, parts, replacement and exchange units, and contract maintenance services. Following its acquisition, this operation was renamed UNC Metcalf Servicing, Inc. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is amortized over a period of twenty-five years using the straight-line method.

       Effective October 2, 1993, the Company acquired substantially all the assets and assumed certain liabilities of Lear Siegler Management Services Corp. ("Lear Siegler"). Lear Siegler provides contract services for the operation, maintenance and repair of aircraft, land vehicles and marine vehicles for the U.S. Department of Defense and the armed services of foreign governments. Following its acquisition, this operation was renamed UNC Lear Siegler. The purchase price was $17.4 million. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is amortized over a period of twenty-five years using the straight-line method.

       Effective June 1, 1992, the Company acquired substantially all of the assets and assumed certain liabilities of Southern Aero Corporation ("SAC"). SAC is engaged in helicopter overhaul, maintenance and sales, specializing in both the military and civilian models of the

Bell UH-1 helicopter. Following its acquisition, this operation was renamed UNC Helicopter. The initial acquisition price was approximately $1.8 million in cash and the assumption of approximately $2.5 million in liabilities. Contingent upon the sale of a certain number and type of helicopters, the purchase price could be increased by approximately $1.2 million. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is amortized over a period of twenty-five years using the straight-line method. Any future amounts earned under the terms of the agreement will be recorded as additional cost in excess of net assets of acquired companies.

       The following unaudited pro forma consolidated results of operations give effect to the above acquisitions as though they had occurred on January 1, 1992.

                                                             Year Ended
                                                             December 31,
(In thousands except per share amounts)                   1993           1992
                                                        --------       --------
Sales and operating revenues                            $612,229       $572,737
Earnings before extraordinary item                        13,633         11,857
Net earnings                                              13,101         11,857
Earnings per share:
       Earnings before extraordinary item               $    .79       $    .69
       Net earnings                                          .76            .69

       The unaudited pro forma information is not necessarily indicative either of results of operation that would have occurred had the purchases been made on January 1, 1992, or of future results of operations of the combined companies.

       Under the terms of the earn-out provisions of agreements related to acquisitions prior to 1992, the Company paid $3.7 million in 1993, $3.7 million in 1992 and $4.7 million in 1991 and may be required to pay up to an additional $3.7 million contingent upon the achievement of certain future sales and profitability goals through June 1994. Any such payments will be recorded as additional cost in excess of net assets of acquired companies in the year earned.

3.     Discontinued Operations
       -----------------------
       The following table summarizes the activities of discontinued operations for the year ended December 31, 1991.

                                                            Year Ended
(Dollars in thousands)                                      December 31,
                                                                1991
                                                              --------
Net gain on litigation settle-
  ment related to minerals
  business                                                    $ 63,300
Estimated loss on disposal, principally
  minerals business                                            (15,700)
                                                              --------
Earnings before income
  taxes                                                         47,600
Income tax expense                                             (13,500)
                                                              --------
Earnings from discontinued
  operations                                                  $ 34,100
                                                              ========

       As a result of the condition of the real estate and minerals markets and a change in its approach to disposal of certain of these assets in 1991, the Company provided for additional losses it expected to incur in connection with the disposition of certain properties of its former minerals business and accrued the estimated costs to be incurred in connection with certain litigation involving the discontinued businesses. These charges amounted to $15.7 million.

       In December 1991, a subsidiary of the Company entered into an agreement with the U.S. government to settle claims against the U.S. government for the taking of uranium mining leases in 1978 by the Secretary of the Interior. The total amount of the settlement was $67.5 million which was recorded as a receivable from litigation settlement at December 31, 1991, and subsequently received by the Company in January 1992. This settlement, net of related costs, is reflected above as a net gain on litigation settlement related to the minerals business.

       Income tax expense for 1991 reflected in the above table consists of current federal and state income tax of $12,749,000 and $4,748,000, respectively, offset by a net deferred tax benefit of $3,997,000. General business tax credits of approximately $5.7 million were used in 1991 to reduce current federal income tax expense.

       The net assets of discontinued operations, which are stated at their estimated net realizable value, consist principally of real estate and facilities related to the Company's submarine propulsion manufacturing and minerals segments. Based on appraisals and other information, the Company expects to recover its investment in these assets from the proceeds of their sale.

       Interest is allocated to discontinued operations based on an allocation of interest on debt that is not directly attributable to other operations of the Company, proportionate to the net assets of discontinued operations. Approximately $0.3 million, $0.6 million and $2.5 million of interest was charged to discontinued operations for 1993, 1992 and 1991, respectively.

4.     JT8 Overhaul Business
       ---------------------
       In October 1993, the Company announced its intention to withdraw from the third party JT8 engine overhaul business due to the continuing deterioration in the JT8 overhaul market, which began in 1992, and the long term prospects in this market. The Company, however, will continue to perform overhauls required on its own JT8 engines which will be used in its JT8 lease-engine program. In addition, the Company is discussing various transactions with an investment partner that may include additional JT8 overhaul requirements. The Company's investment in the JT8 product line is approximately $14.0 million, consisting of inventory, tooling and a test cell facility. Management believes this amount will be fully recoverable through the successful implementation of the Company's plans. These plans include the continued overhaul of JT8 engines used in the Company's leased engine program, the support of transactions with investment partners, the overhaul of selected customers engines requiring major overhauls, the orderly liquidation of excess parts and tooling and the possible rental of its test cell facility to commercial west coast carriers.

5.     Contracts in Progress
       ---------------------
       Unbilled costs and accrued profits on production contracts in progress consist of the following:

                                                     December 31,
                                                 -------------------
(Dollars in thousands)                             1993         1992
                                                 --------     --------
U.S. government contracts and
  subcontracts:
  Costs incurred and accrued profits
    on contracts in progress                     $ 22,826     $  8,078
  Less progress billings to date                    8,974          395
                                                 --------     --------
  Unbilled costs and accrued profits
    on contracts in progress                       13,852        7,683

Commercial contracts:
  Costs incurred and accrued profits
    on contracts in progress                       14,532        8,862
                                                 --------     --------
Total unbilled costs and accrued
  profits on contracts in progress               $ 28,384     $ 16,545
                                                 ========     ========

       Amounts billed under contracts in progress and included in accounts receivable at December 31, 1993 were $4.4 million under U.S. government prime and subcontracts and $3.0 million under commercial contracts. At December 31, 1992 these amounts were $1.0 million and $1.5 million, respectively. Also, included in accounts receivable at December 31, 1993 and 1992, were other amounts due from the U.S. government totaling $31.0 million and $11.3 million, respectively, including unbilled amounts of $17.1 million and $3.0 million in 1993 and 1992, respectively.

       Unbilled amounts are recoverable from the customer upon shipment of the product, presentation of bills or completion of the contract. The Company believes that a substantial portion (approximately 80%) of these unbilled amounts will be collected in 1994.

       Included in unbilled costs at December 31, 1993 is $2.0 million of cost applicable to a $3.2 million claim for equitable adjustment recently filed by the Company under a contract with the U.S. government. The claim, which includes direct costs, overhead, general and administrative costs and profit, arises from constructive change orders on the part of the government, defective specifications, government caused delays and other issues in connection with a contract to provide aircraft nozzle segment assemblies to the U.S. Air Force. The Company has been advised by outside legal counsel that a basis for entitlement exists and that recovery of the recorded amount of the claim is probable.

       Also included in unbilled costs at December 31, 1993 is a claim for $630,000 which the Company believes were improperly withheld by the U.S. government in connection with a contract to provide aircraft intermediate level maintenance, repair and overhaul services at six Naval Air Stations. The claim arises from the U.S. government unilaterally imposing a previously undisclosed conversion formula to the determination of the amount earned, contrary to contract terms. In December 1993 the Company received a favorable ruling on the claim from the Armed Services Board of Contract Appeals which overturned the government's previous position and instructed the government to reconsider the matter. The Company believes it will prevail in realizing the amount of the claim that has been recorded in accordance with the terms of the contract.

       See Note 10 of Notes to Consolidated Financial Statements for a description of unbilled amounts of approximately $2.0 million applicable to a wage determination claim under a contract with the U.S. Navy.

6.     Inventories
       -----------
       Inventories as of December 31, 1993 and 1992, consist of the following:

                                                     December 31,
                                                 -------------------
(Dollars in thousands)                             1993         1992
                                                 --------     --------
Component parts and materials                    $ 84,016     $ 72,231
Work in progress                                   23,429       21,105
Supplies                                            2,321        1,346
                                                 --------     --------
                                                 $109,766     $ 94,682
                                                 ========     ========

       As a result of the Company's assessment in 1991 of various factors affecting future inventory requirements, including the changing mix of certain aircraft engines in service, and the identification of certain inventory costs that were not expected to be recoverable from customers, the Company reduced the carrying value of inventory by $7.0 million in 1991.

7.     Long-Term Debt
       --------------

                                                     December 31,
                                                 -------------------
(Dollars in thousands)                             1993         1992
                                                 --------     --------
Revolving Senior Bank Debt,
  prime plus 1/2% due 1995                       $ 16,500     $ 27,000
9-1/8% Senior Notes due 2003                      100,000
11-1/2% Senior Subordinated Debentures
  due 1996                                                      24,000
7-1/2% Convertible Subordinated
  Debentures due 2006                              69,000       69,000
Other                                              11,783        6,202
                                                 --------     --------
                                                  197,283      126,202

Less: Current portion                               6,529          158
      Unamortized discount                                         479
                                                 --------     --------
                                                 $190,754     $125,565
                                                 ========     ========

       The Company has a revolving credit agreement which provides for a credit line through July 1995 with a borrowing capacity of $65 million, reduced by outstanding letters of credit which aggregated $10.4 million at December 31, 1993. The Company's unused availability under the agreement was $38.1 million at December 31, 1993. Interest payable on the borrowings is prime-based with decreasing rates available based on the Company's performance under certain covenants and at December 31, 1993 was 6-1/2%. The Company has agreed to pay an annual commitment fee of 1/2 of 1% on the unused portion of the line and certain other fees. The revolving credit is collateralized by the Company's accounts receivable and inventories. The agreement contains covenants which, among other things, include provisions for the maintenance of certain financial ratios and limitations on the sale of assets and prohibits the payment of cash dividends.

       On July 29, 1993 the Company issued $100.0 million of 9-1/8% Senior Notes due July 15, 2003. The Notes are redeemable on or after July 15, 1998 at the option of the Company at declining premiums through 2000 and at principal amount thereafter. The debt indenture contains certain covenants which, among other things, allow additional borrowings based on certain financial ratios and restrict the payment of cash dividends.

       In September 1993, the Company redeemed the remaining balance of its 11-1/2% Senior Subordinated Debentures due 1996 in the amount of $24.0 million and recorded an extraordinary charge of $0.6 million ($0.5 million net of income taxes) for unamortized discount and issue expense.

       The 7-1/2% Convertible Subordinated Debentures due 2006 are convertible into shares of the Company's common stock at a conversion price of $15.40 per share and are redeemable (subject to certain restrictions) at the option of the Company at declining premiums through 1996 and at the principal amount thereafter. Annual sinking fund payments of $4.2 million commence in 1996.

       Other debt, incurred in connection with acquisitions, consists primarily of a $5.2 million note due in June 1994 with a 10% interest rate and a $4.0 million note, payable in annual installments through July 1997, with an interest rate of prime plus 1%.

       Included in other assets at December 31, 1993 was approximately $4.3 million of unamortized issue expense incurred in connection with the issuance of the 9-1/8% Senior Notes and the 7-1/2% Convertible Subordinated Debentures. At December 31, 1992, other assets included approximately $1.7 million related to the 7-1/2% Convertible Subordinated and the 11-1/2% Senior Subordinated Debentures.

       Annual maturities of long-term debt during the next five years are as follows: 1994, $6,529,000; 1995, $18,200,000;
1996, $6,008,000; 1997, $5,561,000; 1998, $4,317,000.

       The estimated fair values of the 7-1/2% Convertible Subordinated Debentures, and the 9-1/8% Senior Notes, based on quoted market prices, were approximately $65.6 million and $103.0 million at December 31, 1993. At December 31, 1992 the estimated fair value of the 7-1/2% Convertible Subordinated Debentures was approximately $55.0 million. The Company believes that the carrying amount of its remaining debt approximates fair value.

8.     Other Liabilities
       -----------------
       Accruals and other current liabilities consist of the following:

                                                     December 31,
                                                 -------------------
(Dollars in thousands)                             1993         1992
                                                 --------     --------
Pension plans                                    $  2,405     $  2,382
Payroll and related expenses                       26,652        9,289
Accrued interest                                    5,817        2,515
Accruals related to discontinued
  operations                                        4,228        3,725
Other                                              12,562       10,166
                                                 --------     --------
                                                 $ 51,664     $ 28,077
                                                 ========     ========

       At December 31, 1993 and 1992, other noncurrent liabilities include approximately $21.6 million and $27.6 million, respectively, of accruals related to discontinued operations, including amounts accrued for environmental remediation activities of approximately $17.0 million at December 31, 1993.

9.     Preferred Stock Purchase Rights
       -------------------------------
       On September 25, 1987, the Board of Directors of the Company declared a dividend of one Preferred Share Purchase Right for each share of common stock outstanding on October 19, 1987. Each Right entitles the holder to acquire one-hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $50 per one one-hundredth of a Preferred Share. The Rights trade with the common stock and are not exercisable or transferable apart from the common stock until 10 days after a person or group acquires, or announces a tender offer for 20% or more of the Company's outstanding common stock.

       If the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's shares having a market value at that time of twice the Right's exercise price. In addition, if someone acquires 20% or more of the Company's outstanding common stock, each Right will entitle its holder (other than the acquiring person) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice the Right's exercise price.

       Prior to the acquisition by someone of beneficial ownership of 20% or more of the Company's common stock, the Rights are redeemable for $.01 per Right either at the option of the Board of Directors or automatically in connection with the consummation of any tender offer at a cash price per share equal to or greater than the price approved by stockholders at a special meeting which would be called under certain circumstances in accordance with procedures contained in the Rights Plan. The Rights expire on October 19, 1997.

10.    Litigation and Contingencies
       ----------------------------
       During 1986, new wage determinations issued by the U.S. Department of Labor were incorporated into a contract under which a subsidiary of the Company, Burnside-Ott Aviation Training Center, Inc. ("Burnside-Ott"), performed helicopter maintenance services for the U.S. Navy. The new wage determinations had the effect of increasing wages being paid to employees engaged under the contract, including those technicians who were required to be reclassified as aircraft workers. In 1989 and 1990, Burnside-Ott paid approximately $2.2 million in back wages and additional wages to such reclassified employees and filed a claim for equitable adjustment under the Contract. The Navy's Contracting Officer denied the claim, and Burnside-Ott filed a complaint in the Court of Federal Claims (formerly the U.S. Claims Court) in October 1990, seeking recovery of back and additional wages paid to such employees under the contract, plus administrative expenses, profit and other costs aggregating $3.2 million. In November 1991, the Court of Federal Claims issued an order granting the U.S. government's motion to dismiss and motion for summary judgement on the claim, which Burnside-Ott appealed. In February 1993, the Court of Appeals for the Federal Circuit reversed the decision of the Court of Federal Claims as to all counts in Burnside-Ott's complaint and remanded the case to the Court of Federal Claims. The Company believes that the legal bases for the claim under the contract have been established by the appellate court as a matter of law and that collection of the recorded amount of the claim is probable. Accordingly, during the first quarter of 1993, the Company recorded revenue of approximately $2.0 million due from the U.S. government for only that portion of the total claim related to costs incurred for back wages and additional wages previously paid by Burnside-Ott during the option years of the contract, which management believes is recoverable under the price adjustment clause of the contract. However, Burnside-Ott intends to continue to pursue vigorously recovery of the entire claim, which with interest and legal fees recoverable under the contract now totals approximately $4.0 million.

       A uranium mill and mill tailings facility of a subsidiary of the Company, United Nuclear Corporation ("United Nuclear"), located in Church Rock, New Mexico, was placed on the National Priorities List by the U.S. Environmental Protection Agency ("EPA") in 1982 pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA").
EPA issued an administrative order in 1989, which prescribes remediation activities relating to ground water on or adjacent to the site that are the same as those contained in the reclamation plan submitted by the Company to the Nuclear Regulatory Commission ("NRC") in 1988. On September 30, 1991, the United States filed a legal action against United Nuclear in U.S. District Court for the District of New Mexico, at the request of the Administrator of EPA, seeking to recover approximately $2.2 million in alleged response costs incurred by EPA with respect to United Nuclear's Church Rock facility.
In December 1992, the District Court granted EPA's motion for summary judgement on the issue of United Nuclear's liability without determining the amount for which it may be liable. In September 1993, the District Court awarded the EPA $2.5 million in response costs. This amount, which had been accrued by the Company in a prior year, was paid by United Nuclear in November 1993. The Company believes that adequate provision for reclamation and remediation expenses presently anticipated at the Church Rock facility has been accrued in the accompanying financial statements.

       During 1993, the State of New Mexico passed the New Mexico Mining Act ("Act"), which imposes certain reclamation and other regulatory obligations on owners and operators of existing and new mining operations. A number of mines operated by the Company's subsidiary, United Nuclear, at various times during the period 1970 through 1982 may be covered by the Act. While legislation was passed in 1993, regulations for compliance with the Act have not been issued. Therefore, it is impossible to estimate the cost of remediation or the timing and extent of remedial action which may be required to comply with the Act.

       One of the Company's manufacturing subsidiaries is negotiating with the State of Texas environmental authorities regarding a number of environmental matters at the subsidiary's facilities, which were acquired in 1990. The State has requested that a site assessment be performed. Dependent upon the outcome of the assessment the acquired subsidiary or its former owner may be required to remediate discharges of hazardous materials into the environment that may have occurred prior to acquisition, or to install pollution control and other equipment at these sites. The Company believes that, based on recent discussions with the State and indemnifications included in the Company's purchase agreement, the cost of the site assessment and required remediation, if any, will be charged to the former owner by the State or recoverable under the purchase agreement. The subsidiary has commenced legal action against the former owner to obtain such indemnification. Accordingly, the Company does not believe that costs incurred in connection with these matters will have a material adverse impact on the financial condition of the Company.

       A subsidiary of the Company, UNC Nuclear Industries, Inc. ("UNI"), is one of several corporate defendants in a consolidated legal action commenced in U.S. District Court for the Western District of Washington in 1990, alleging that the defendants, as government contractors with the U.S. Department of Energy ("DOE") at the Hanford Nuclear Reservation, caused property damage and personal injuries by releases of toxic and radioactive substances into the environment since approximately 1945 and seeking compensatory and punitive damages. In October 1991, the Court dismissed several counts of the consolidated complaint, including claims for remediation and abatement, medical monitoring and surveillance, response costs and punitive damages. The defendants are conducting a joint defense effort in keeping with litigation plans and budgets submitted to DOE. The U.S.

government is reimbursing UNI's legal fees and expenses on an ongoing basis. Based on contractual provisions, applicable federal statutes, discussions with DOE officials and advice of counsel, the Company expects that the U.S. government will indemnify UNI against any liability it incurs as a result of the litigation. In addition, although not binding on the U.S. government because it is not a party to the litigation, the Court stated in dismissing certain counts of the complaint in the action that any amounts recovered by plaintiffs would be ultimately borne by the U.S. government.

       The Company also has been named under CERCLA, along with a number of other parties, as a Potentially Responsible Party at several waste disposal sites. The Company believes that the cost associated with the cleanup of certain of these sites will be recoverable under U.S. government contracts and the cost associated with the other sites will not have a material adverse effect on the Company.

       On April 8, 1992, the Federal Communications Commission ("FCC") took steps to continue a proceeding with respect to retrospective rates charged by the former Western Union to several carriers, including TRT Communications, Inc. ("TRT"), a former subsidiary of the Company. The proceeding is on remand from a federal appeals court which in 1988 vacated an earlier determination by the FCC with respect to such rates on the ground that there was no legal basis for it. If the FCC acts to determine that the rates being sought by the former Western Union are appropriate, and if such determination were upheld following an appeal, the amount that would be payable by TRT, and indemnified by the Company to the purchaser of TRT, including interest to December 31, 1993, would be approximately $8.3 million. Outside counsel to the Company has opined that the likelihood of recovery by the former Western Union against TRT is remote.

       The Company is involved in litigation with respect to a promissory note issued by the Company in July 1981 in connection with the acquisition of Normco Contractors, Inc. ("Normco"), a former subsidiary of the Company that was discontinued in 1984 and sold in 1985. The plaintiff, a former owner of Normco, has brought this action to obtain payment of $2.2 million allegedly due under the note. The Company did not make payment on the note because the Company believes that, under the terms of the note and the related purchase agreement, payment was contingent upon Normco attaining certain operating profit levels that were not achieved during the period it was in operation. The plaintiff's motion for summary judgment was granted in March 1992. However, in July 1993 the appellate court reversed and remanded the case for trial. While the ultimate outcome of this litigation cannot be determined at this time, the Company continues to believe that it has meritorious defenses with respect to any liability under the note.

       In 1986 the Company sold a subsidiary, National Automatic Tool Company to NATCO, Inc. for cash and notes secured by the assets of the former subsidiary. Following a default by NATCO, Inc. in making payments under the secured notes, the Company exercised its rights in 1990 under its security interest and the assets were surrendered to the Company by NATCO, Inc. The Company subsequently liquidated the assets and applied the proceeds to the indebtedness due the Company from NATCO, Inc. A petition under Chapter 7 of the Federal Bankruptcy Code was filed in July 1991, by certain creditors of NATCO, Inc. The Trustee in bankruptcy for NATCO, Inc.
filed an action against the Company in October 1992 seeking, among other things, to set aside the transfer of NATCO, Inc.'s assets to the Company on the basis that such transfer was a fraudulent conveyance. Because of the preliminary nature of this action, the ultimate outcome of the litigation cannot be determined at this time. However, the Company believes it had a valid lien on the assets of NATCO, Inc. and intends to defend this action vigorously.

       The Company and a subsidiary, UNC Airwork Corporation, are defendants in litigation commenced in New York by Energy Services, Inc. ("ESI") seeking $3.4 million in alleged contract damages relating to a proposal to provide and install electrical generating and other related equipment for a third party. The Company and Airwork believe they have meritorious defenses to ESI's claims. Airwork has filed a counterclaim for more than $1.7 million.

       In June 1992, the Company sold substantially all of the operating assets and technology of Alloy Spot Welders ("Alloy") for $3.4 million, which approximated the Company's investment in Alloy. The sales price consisted of $1.0 million in cash and $2.4 million in notes, payable over five years and collateralized by the assets of the business. The purchaser of Alloy filed for protection under Chapter 11 of the Federal Bankruptcy Code in December 1993. The Company has filed its claim in bankruptcy as a secured creditor and has filed suit against the parent company of the purchaser as guarantor of the purchaser's obligation under the notes. The Company intends to pursue full collection of the remaining $2.2 million due under the notes.

       The Company and its subsidiaries are also parties to various other legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial position of the Company.

11.    Other Operating Expenses
       ------------------------
       In the fourth quarter of 1991, the Company recorded a non-recurring charge of $8.0 million for the write-down of goodwill arising from the purchase of the contract aviation services business. The adjustment of goodwill was made after evaluating the existing and proposed reductions in defense spending and the effect that these reductions were having on the ability of this business to generate sufficient cash and earnings to recover the Company's investment in the contract aviation services business. In addition, a $2.4 million non-recurring charge was recorded for the write-down to appraised value of the property underlying its investment in a non-affiliated company and an accrual related to the termination of an agreement covering certain leased assets.

       As a result of the announcement of liquidation proceedings by certain of the Company's airline customers during the fourth quarter of 1991, the Company increased its allowance for doubtful accounts by approximately $3.6 million for receivables from airline customers under bankruptcy protection.

12.    Income Taxes
       ------------
       During 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109 (SFAS No. 109), "Accounting for Income Taxes" which supersedes SFAS No. 96. Similar to SFAS No. 96, SFAS No. 109 retains an asset and liability approach to accounting for income taxes. This standard also requires recognition of income tax benefits for loss carryforwards, credit carryforwards and certain temporary differences for which tax benefits have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized. The Company adopted SFAS No. 109 as of January 1, 1993. There was no cumulative effect of this change in accounting for income taxes on the consolidated financial statements.

       The income tax provision for continuing operations consists of the following:

                                                       Year Ended December 31,
                                                 ----------------------------------
(Dollars in thousands)                             1993         1992         1991

                                                 --------     --------     --------
Federal:  Current                                $    396     $ (1,668)
          Deferred                                 (5,664)       1,557
                                                 --------     --------     --------
                                                   (5,268)        (111)

State:  Current                                     1,019        1,710     $  1,245
        Deferred                                      406         (117)         107
                                                 --------     --------     --------
                                                    1,425        1,593        1,352
                                                 --------     --------     --------
Total tax provision (benefit)                    $ (3,843)     $ 1,482     $  1,352
                                                 ========     ========     ========

       The tax provision for continuing operations differs from the amount computed using the statutory federal income tax rate as follows:

                                                                   Year Ended December 31,
                                                              ----------------------------------
(Dollars in thousands)                                          1993         1992         1991
                                                              --------     --------     --------
Tax expense (benefit) at statutory rate                      $  2,635     $  4,370     $ (8,205)
Amortization and write-off of cost in
  excess of net assets of acquired companies                    1,019        1,008        4,255
State taxes, net of federal tax benefit
  and reduction of state tax accrual                            1,238          566          929
Utilization of net operating loss carryforwards                             (4,353)
Effect of unused operating loss                                                           4,256
Change in the beginning of the year balance of
  the valuation allowance for deferred tax
  assets allocated to income tax expense                       (8,242)
Foreign sales tax benefits                                       (302)
Other                                                            (191)        (109)         117
                                                             --------     --------     --------
Tax expense at actual rate                                   $ (3,843)    $  1,482     $  1,352
                                                             ========     ========     ========

       The significant components of deferred income tax
(benefit) expense attributable to income from continuing operations for the year ended December 31, 1993 are as follows:

                                                                       Year Ended
                                                                      December 31,
                                                                    ----------------
(Dollars in thousands)                                                      1993
                                                                          --------
Reduction of accrual for disposal of discontinued operations              $ 3,551
Depreciation of plant and equipment                                         1,749
Increase in insurance accruals                                             (1,624)
Contract income recognized for financial reporting purposes                 1,496
General business credit and AMT credit carryforwards                       (2,378)
Decrease in beginning-of-the-year balance of
  the valuation  allowance for deferred tax assets                         (8,242)
Other, net                                                                    190
                                                                          -------
Total deferred income tax (benefit) expense                               $(5,258)
                                                                          =======

       For the years ended December 31, 1992, and 1991 the significant components of deferred income tax expense attributable to income from continuing operations are as follows:

                                                                     1992     1991
                                                                   -------  -------

       Inventory write-offs                                        $   561
       Reduction of accrued liabilities                              1,050
       Reduction of state income tax accrual                          (446)
       Other, net                                                      275  $   107
                                                                   -------  -------
                                                                   $ 1,440  $   107
                                                                   =======  =======

       As a result of the finalization of a state income tax examination in late 1992, the Company reduced its estimated state tax liability by $0.4 million. The deferred income tax liability presented in the 1992 and 1991 consolidated balance sheets represents state income taxes at statutory rates on temporary differences. Temporary differences consist primarily of differences between tax and book accrued liabilities and depreciation methods.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 are presented below.

                                                                     (Dollars in thousands)
                                                                   ----------------------
Deferred tax assets:
   Accounts receivable, principally due to allowance
         for doubtful accounts                                             $  2,270
   Inventories, principally due to additional cost
         inventoried for tax purposes and financial
         statement allowances                                                 5,199
   Employee benefits, principally due to accrual
         for financial reporting purposes                                     4,413
   Accrual for disposal of discontinued operations                            7,914
   Alternative minimum tax credit carryforwards                               2,528
   General business credit carryforwards                                      1,552
   Other                                                                      4,389
                                                                           --------
         Total gross deferred tax assets                                     28,265
         Less - valuation allowance                                          (1,974)
                                                                           --------
              Net deferred tax assets                                        26,291
                                                                           --------
Deferred tax liabilities:
   Plant and equipment, principally due to basis
         differences                                                        (12,454)
   Contract income recognized for financial
         reporting purposes                                                  (3,570)
   Other                                                                       (367)
                                                                           --------
         Total gross deferred tax liabilities                               (16,391)
                                                                           --------
         Net deferred tax asset                                            $  9,900
                                                                           ========

       The valuation allowance for deferred tax assets as of January 1, 1993 was $12,044,000. The net change in the total valuation allowance for the twelve months ended December 31, 1993 was a decrease of $10,070,000. Of this amount, $2,451,000 resulted from the realization of tax benefits of temporary differences which reversed during the year ended December 31, 1993. The remaining $7,619,000 decrease resulted from the Company's re-evaluation of the realizability of future income tax benefit occasioned by various events which occurred during the third quarter. Specifically, the acquisition of four new businesses, the awarding of approximately $227 million in new contracts, the decision to withdraw from the unprofitable third party JT8 engine overhaul product line and other events which affected the period ended September 30, 1993, made the realization of various tax benefits more likely than not. As a result, in the third quarter of 1993 the carrying value of the net deferred tax benefit was increased by $7,619,000 of which $1,828,000 was allocated to reduce goodwill arising from the acquisition of new businesses and $5,791,000 was recognized as a current period income tax benefit. These income tax benefits will be realized upon the Company earning approximately $40 million of taxable income during the carryforward period.

       At December 31, 1993 and 1992, other current assets includes net deferred tax assets of approximately $6.8 million and $1.3 million and other noncurrent assets includes net deferred tax assets of approximately $3.1 million and $1.4 million, respectively. Also, at December 31, 1993, other current liabilities include $2.1 million of income taxes payable and at December 31, 1992 accounts receivable includes recoverable income taxes of approximately $1.7 million.

       At December 31, 1993 the Company has alternative minimum tax credit carryforwards of approximately $2,528,000 which are available to reduce future Federal regular income taxes over an indefinite period and general business credits of $1,552,000 which will expire from the year 1997 through 2002.

13.    Incentive Compensation Plans
       ----------------------------
       The Company has stock plans, approved by the shareholders, which provide for the granting of options and restricted stock to officers and key employees. Options are granted at no less than fair market value on the date of grant, become exercisable in increments, in some instances partially conditioned on the attainment of specific performance objectives, and expire between six and ten years from the date of grant.

       In May 1990 the Company amended the 1985 Stock Option Plan for Key Employees by requiring each future recipient of a stock option grant to purchase an additional number of shares in the open market equal to 25% of the number of shares covered by the option, and to hold such shares in order to be eligible to exercise the option over the five year vesting period. Only treasury stock can be issued upon the exercise of an option. Options which are not vested will terminate to the extent that the related purchased stock is sold within three years from the date of purchase, unless the option holder remains the beneficial owner with full power to vote and to dispose of the stock.

       Also, in 1990 the Company adopted the 1990 Stock Option Plan for Key Employees, which was approved by shareholders at the 1991 Annual Meeting. Under the plan, 1,125,000 shares of common stock, either previously unissued shares or shares held in treasury, were reserved for issuance upon the exercise of options or as stock appreciation rights or as restricted stock awards. The exercise of an option is conditioned upon the holder, (i) purchasing at fair market value, within ninety days of the grant, stock equal to twenty-five percent of the number of options granted, and (ii) continuing as beneficial owner of all such stock through the time of exercise. Options are granted at no less than fair market value on the date of grant, expire in ten years and vest in five annual installments of twenty percent each January 1 following the date of grant.

       As of December 31, 1993, officers and employees eligible under the 1985 and 1990 plans have purchased 326,250 shares of the Company's common stock in the open market in order to qualify under the terms of these plans and held outstanding options to purchase an additional 1,095,700 shares.

   A summary of certain plan information is as follows:

                                                            Year Ended December 31,
                                                        ---------------------------------
(Number of Shares)                                        1993          1992         1991
                                                        ---------     ---------    ---------
Outstanding at beginning of year                        1,735,946     1,958,677    1,627,310
Granted                                                   159,000        62,500      619,600
Exercised                                                 (18,000)      (49,850)     (23,600)
Expired or canceled                                       (88,050)     (235,381)    (264,633)
                                                        ---------     ---------    ---------
Outstanding at end of year                              1,788,896     1,735,946    1,958,677
                                                        =========     =========    =========
Exercisable at end of year                              1,281,521     1,075,421      940,356
Available for grant at end of year                        132,470       203,420       30,539
Price range of options
  Outstanding                                           $   3.19-     $   3.19-    $   3.19-
                                                            8.63          8.63        10.38

  Exercised                                             $   3.88-     $   3.19-    $   3.69-
                                                            5.75          6.06         4.57

14.    Pension Plans and Other Postretirement Benefits
       -----------------------------------------------
       The Company sponsors defined contribution plans that cover substantially all of its employees. Contributions are based upon a percentage of the employee's compensation. The cost of these plans was $3,283,000, $2,543,000 and $2,535,000 in 1993, 1992 and 1991, respectively.

       A defined benefit plan is also maintained for a limited number of union personnel in two of the Company's overhaul units. The cost of this plan was $193,000 in 1993, $169,000 in 1992 and $141,000 in 1991. The following table sets forth the status of the plan:

                                                        December 31,
                                                 --------------------------
(Dollars in thousands)                               1993             1992
                                                 -----------      -----------
Projected benefit obligation                     $    (1,400)     $    (1,080)
Plan assets at fair value                              1,018              806
                                                 -----------      -----------
Projected benefit obligation in
  excess of plan assets                                 (382)            (274)
Unrecognized prior service cost                          217              235
Unrecognized net loss                                    326              178
Unrecognized net transition obligation                    28               32
                                                 -----------      -----------
Prepaid pension liability                        $       189      $       171
                                                 ===========      ===========
Accumulated benefit obligation                   $     1,400      $     1,080

Vested benefit obligation                              1,267              937
                                                 ===========      ===========

       The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% in 1993 and 8% in 1992. The expected long-term rate of return on assets was 8% in 1993 and 1992. Plan assets consist principally of investments in commercial paper, marketable securities, certificates of deposit and U.S. government obligations. Actuarial gains and losses not yet recognized in net periodic pension costs and unrecognized prior service costs, resulting from the increase in certain benefit levels, are recognized over the estimated remaining service period of plan participants.

       In addition to the defined benefit plan described above, the Company contributes to a union sponsored multi-employer benefit plan; the amounts expensed for this plan were $1,927,000, $1,272,000, and $1,346,000 in 1993, 1992 and 1991,
respectively.

       The Company has non-qualified unfunded supplementary executive retirement plans covering certain officers and directors for which the Company has purchased cost recovery life insurance. The Company is the sole owner and beneficiary of such policies. The amount of coverage is designed to provide sufficient revenues to recover substantially all costs of the plans if the assumptions made regarding mortality experience, policy earnings and other factors are realized.
As of December 31, 1993 and 1992 the projected benefit obligation was $13,003,000 and $10,086,000, respectively, and the accumulated benefit obligation was $12,589,000 and $9,761,000, respectively, which is included in other noncurrent liabilities. The cost for these plans was $1,232,000, $976,000 and $914,000 for 1993, 1992 and 1991,
respectively. Principally as a result of reducing the discount rate used in determining the pension liabilities from 9% at December 31, 1992 to 7.25% at December 31, 1993, the additional minimum liability exceeded the unamortized transition amount by $1,345,000, net of deferred income taxes at December 31, 1993. This excess has been reflected in the accompanying consolidated balance sheets as a reduction in stockholders' equity at December 31, 1993.

       Postretirement health care and life insurance benefits are provided to a limited number of participating employees who become eligible for benefits after reaching normal retirement age while employed by the Company. The plan, which is an unfunded contributory defined benefit plan, covers less than 5% of the Company's employees. Effective January 1, 1993, the Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires the Company to accrue the estimated cost of such retiree benefits payments, other than pensions, during employee's active service period. The Company previously expensed the cost of these benefits as claims were paid. The Company is amortizing the unrecognized net loss and unrecognized transition obligation over 20 years.

       The actuarial and recorded liabilities for the postretirement health care and life insurance benefits at December 31, 1993, were as follows:

(Dollars in thousands)
Accumulated postretirement
  benefit obligation:
       Retirees                                               $ 1,935
       Full eligible active plan participants                      65
       Other active participants                                  466
                                                              -------
Total accumulated postretirement benefit
  obligation                                                  $ 2,466
Unrecognized net loss                                            (674)
Unrecognized transition obligation                             (1,732)
                                                              -------
Accrued postretirement benefit cost                           $    60
                                                              =======

       The net periodic postretirement benefit cost for 1993 was $240,000 and included $25,000 of service cost, $135,000 of interest and $80,000 amortization of the transition obligation.

       For measurement purposes, a 7.25% discount rate was used in determining the accumulated postretirement benefit obligation as of December 31, 1993. Also, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994; the rate was assumed to decrease gradually to 6% for 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $288,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $42,000.

15.    Leases
       ------
       During 1993 the Company acquired a McDonnell Douglas DC-10-30 aircraft in freighter configuration, subject to an existing leveraged lease with a remaining term of 18 years.
The Company's equity investment represented approximately 5% of the purchase price; the remaining 95% was furnished by long-term debt in the form of Equipment Trust Certificates that provide for no recourse against the Company and are secured solely by the lease payments and a first lien on the aircraft. At the end of the lease term, the equipment is returned to the Company. For Federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest on the long-term debt. Since during the early years of the lease, these deductions exceed the lease rental income, substantial excess deductions are available to be applied against the Company's other taxable income. In the later years of the lease, rental income will exceed the deductions and taxes will be payable. Deferred taxes are provided to reflect this reversal.

       Income from the leveraged lease in 1993 was $1.3 million
($0.8 million net of income taxes). Rentals under the leveraged lease are equal to the principal and interest on non-recourse debt.

       The Company's net investment in this leveraged lease is comprised of the following elements:

       (Dollars in thousands)
       Estimated residual value of leased assets                           $ 17,407
       Less unearned and deferred income                                    (13,384)
                                                                           --------
                                                                              4,023
       Deferred taxes arising from leveraged lease                           (2,598)
                                                                           --------
       Net investment in leveraged lease                                   $  1,425
                                                                           ========

       The Company has entered into several agreements for the sale and leaseback of certain equipment which has resulted in gains totaling approximately $2.6 million. The gains have been deferred and are being credited in income as rent expense adjustments over the lease terms. The leases are classified as operating leases and the rental commitments and rental expenses are included in the following summary.

       The Company has noncancellable operating leases covering certain real property and equipment used in its operations. Minimum rental commitments under these leases at December 31, 1993, were as follows: 1994, $7,082,000; 1995, $5,574,000;
1996, $4,728,000; 1997, $3,484,000; 1998, $3,020,000; and
thereafter, $3,437,000. Rental expenses for the years 1993, 1992 and 1991 were $5,702,000, $6,147,000, and $6,995,000, respectively.

16.    Cash Flows
       ----------
       Cash payments for income taxes were $1.8 million, $14.1 million, and $1.8 million in 1993, 1992 and 1991, respectively. In these years, interest payments were $10.7 million, $13.0 million and $18.1 million, respectively.

       In connection with the acquisition of companies, the Company assumed liabilities of $44.5 million in 1993 and $2.5 million in 1992 (see Note 2 of Notes to Consolidated Financial
Statements).

17.    Business Segment Information
       ----------------------------
       The Company's operations are conducted within one business segment which includes: the manufacture and remanufacture of jet engine and aircraft components, the overhaul of aircraft accessories, aircraft engines, and industrial gas turbine engines, the refurbishment and overhaul of helicopters, and providing maintenance and training, repair and logistical contract services.

       The Company provides services to a wide variety of aviation related businesses, including commercial airlines. Over the past few years, economic conditions in the commercial airline industry have deteriorated. A portion of the Company's accounts receivable as of December 31, 1993 are due from several commercial airline customers in troubled financial condition. The Company believes that sufficient allowances for doubtful accounts have been provided as of December 31, 1993 in relation to these accounts receivable.

                                                                  Year Ended December 31,
                                                              ------------------------------
(Dollars in thousands)                                          1993         1992         1991
                                                              --------     --------     --------
Sales to federal government                                   $161,562     $102,049     $124,505
                                                              ========     ========     ========
Sales to foreign countries                                    $ 46,662     $ 36,097     $ 25,911
                                                              ========     ========     ========
Capital additions                                             $ 11,250     $  6,602     $  7,280
                                                              ========     ========     ========
Depreciation and amortization expense                         $ 11,477     $ 10,378     $ 10,196
                                                              ========     ========     ========

18.    Quarterly Summary (Unaudited)
       -----------------------------

(Dollars in thousands                          First      Second       Third      Fourth     Total
except per share amounts)                     Quarter     Quarter     Quarter     Quarter      Year
                                             ---------   ---------   ---------   --------- ---------
Year Ended December 31, 1993
- ----------------------------
Revenues                                     $  82,971   $  94,742   $ 105,529   $ 155,051  $ 438,293
Operating income                                 6,029       7,120       2,341       8,418     23,908
Earnings before extra-
  ordinary item                                  2,215       2,921       3,702       2,756     11,594
Net earnings                                     2,215       2,921       3,170       2,756     11,062
Earnings per share:
  Earnings before extra-
    ordinary item                                  .13         .17         .21         .16        .67
  Net earnings                                     .13         .17         .18         .16        .64

Year Ended December 31, 1992
- ----------------------------
Revenues                                     $  86,185   $  87,563   $  95,285   $  96,119  $ 365,152
Operating income                                 6,004       6,523       6,603       6,632     25,762
Net earnings                                     2,236       2,894       3,232       3,007     11,369
Net earnings per share                             .13         .17         .18         .17        .66

       See Note 5 for a description of amounts recorded related to certain contract claims against the U.S. government of $2.0 million in the first quarter and $2.6 million in the fourth quarter of 1993.

       See Note 7 for extraordinary loss in the third quarter of 1993 related to early extinguishment of debt.

       See Note 12 for a description of a tax benefit of $5.8 million recorded in the third quarter of 1993.

       See Note 15 for a description of income from a leveraged lease of $1.3 million ($0.8 million net of income taxes) recorded in the fourth quarter of 1993.

       As a result of a favorable resolution of the termination of an agreement covering certain leased assets, which included consummation of a new lease agreement for a portion of these assets and the purchase of the remaining assets, the Company determined that an accrual which had been established previously related to the matter, was no longer required. Accordingly, the Company reduced this accrual in the amount of $1.3 million in the fourth quarter of 1992.

       See Note 12 for a description of an adjustment to a state income tax accrual in the fourth quarter of 1992.

19.    Guarantor Subsidiaries
       ----------------------
       In July 1993, the Company issued $100 million principal amount of 9-1/8% Senior Notes due 2003 (see Note 7 of Notes to Consolidated Financial Statements). The notes are guaranteed by all of the Company's subsidiaries in the manner described below. The combined guarantors are jointly and severally liable under the subsidiary guarantees.

       The Company's obligations under the Notes are unconditionally guaranteed by each of the Company's subsidiaries (the "Guarantees"). Each Guarantee is a senior unsecured obligation of the subsidiary providing such Guarantee and ranks pari passu with all senior unsecured indebtedness of such subsidiary. The subsidiaries also have guaranteed the indebtedness outstanding under the Company's revolving credit facility (the "Subsidiary Bank Guarantees"). The Subsidiary Bank Guarantees are collateralized, in general, by the accounts receivable and inventory of the subsidiaries and therefore effectively rank senior to the Guarantees. The Guarantees are in effect only for as long as the Subsidiary

Bank Guarantees remain in effect. If the Guarantees are terminated the Notes will be obligations solely of the Company and will be effectively subordinated to all existing and future indebtedness of the subsidiaries.

       The following condensed consolidating information presents:

(1) Condensed financial statements as of December 31, 1993 and 1992 and for the years ended December 31, 1993, 1992 and 1991 of (a) the Company on a parent company only basis (Parent Company), (b) the Combined Guarantors, and
       (c) the Company on a consolidated basis.

(2) The Parent Company with its investments in subsidiaries accounted for on the equity method.

(3)    Elimination entries necessary to consolidate the Parent
       Company and its subsidiaries.

                                              UNC INCORPORATED
                                    Condensed Consolidating Balance Sheet
                                           As of December 31, 1993
                                           (Dollars in thousands)

                                                 Parent       Combined
                                                 Company     Guarantors      Eliminations     Consolidated
                                                 -------     ----------      ------------     ------------
Assets
- ------
Current assets:
  Cash & short-term investments                  $    857     $    637                          $   1,494
  Accounts receivable, net                          1,456       89,602                             91,058
  Unbilled costs and accrued
    profits on contracts in progress                            28,384                             28,384
  Inventories                                                  109,766                            109,766
  Other                                             5,334       13,044                             18,378
                                                 --------     --------                          ---------
     Total current assets                           7,647      241,433                            249,080
                                                 --------     --------                          ---------
Net assets of discontinued operations              18,000        2,600                             20,600
Property, plant & equipment, net                    3,042       63,989                             67,031
Cost in excess of net assets
  of acquired companies, net                                   141,718                            141,718
Other noncurrent assets                            20,147        7,557                             27,704
Investments in and advances
  to subsidiaries                                 336,762                      $(336,762)
                                                 --------     --------         ---------        ---------
    Total assets                                 $385,598     $457,297         $(336,762)       $ 506,133
                                                 ========     ========         =========        =========

                                              UNC INCORPORATED
                                    Condensed Consolidating Balance Sheet
                                           As of December 31, 1993
                                           (Dollars in thousands)

                                                 Parent       Combined
                                                 Company     Guarantors      Eliminations     Consolidated
                                                 -------     ----------      ------------     ------------
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt              $  1,000     $  5,529                          $   6,529
  Accounts payable                                    935       37,690                             38,625
  Accruals and other current liabilities           16,530       37,196                             53,726
                                                 --------     --------                          ---------
    Total current liabilities                      18,465       80,415                             98,880
                                                 --------     --------                          ---------
Long-term debt                                    180,500       10,254                            190,754
Other noncurrent liabilities                       12,397       38,616                             51,013
                                                 --------     --------                          ---------
    Total liabilities                             211,362      129,285                            340,647
                                                 --------     --------                          ---------
Common stock and additional paid
  in capital                                      125,363                                         125,363
Retained earnings                                  50,559                                          50,559
Equity of subsidiaries and
  advances of parent                                           336,762         $(336,762)
                                                 --------     --------         ---------        ---------
                                                  175,922      336,762          (336,762)         175,922
    Less:
    Treasury stock at cost
     (700,000 shares)                                            8,750                              8,750
    Minimum pension liability adjustment            1,345                                           1,345
    Unearned compensation-restricted
     stock                                            341                                             341
                                                 --------     --------         ---------        ---------
  Total shareholders' equity                      174,236      328,012          (336,762)         165,486
                                                 --------     --------         ---------        ---------
Total liabilities and
  shareholders' equity                           $385,598     $457,297         $(336,762)       $ 506,133
                                                 ========     ========         =========        =========

                                              UNC INCORPORATED
                                    Condensed Consolidating Balance Sheet
                                           As of December 31, 1992
                                           (Dollars in thousands)

                                                 Parent       Combined
                                                 Company     Guarantors      Eliminations     Consolidated
                                                 -------     ----------      ------------     ------------
Assets
- ------
Current assets:
  Cash & short-term investments                  $  1,646     $    322                          $  1,968
  Accounts receivable, net                          2,425       69,384                            71,809
  Unbilled costs and accrued
    profits on contracts in progress                            16,545                            16,545
  Inventories                                                   94,682                            94,682
  Other                                             1,030        4,407                             5,437
                                                 --------     --------                          --------
    Total current assets                            5,101      185,340                           190,441
                                                 --------     --------                          --------
Net assets of discontinued operations              19,851        2,420                            22,271
Property, plant & equipment, net                    3,121       54,736                            57,857
Cost in excess of net assets
  of acquired companies, net                                    97,489                            97,489
Other noncurrent assets                            13,909        9,115                            23,024
Investments in and advances
  to subsidiaries                                 235,542                      $(235,542)
                                                 --------     --------         ---------        --------
    Total assets                                 $277,524     $349,100         $(235,542)       $391,082
                                                 ========     ========         =========        ========

                                              UNC INCORPORATED
                                    Condensed Consolidating Balance Sheet
                                           As of December 31, 1992
                                           (Dollars in thousands)

                                                 Parent       Combined
                                                 Company     Guarantors      Eliminations     Consolidated
                                                 -------     ----------      ------------     ------------
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt              $            $    158                          $    158
  Accounts payable                                  1,139       32,343                            33,482
  Accruals and other current liabilities            7,558       21,093                            28,651
                                                 --------     --------                          --------
    Total current liabilities                       8,697       53,594                            62,291
                                                 --------     --------                          --------
Long-term debt                                     94,521       31,044                           125,565
Other noncurrent liabilities                        9,917       37,670                            47,587
                                                 --------     --------                          --------
    Total liabilities                             113,135      122,308                           235,443
                                                 --------     --------                          --------
Common stock and additional paid
  in capital                                      124,892                                        124,892
Retained earnings                                  39,497                                         39,497
Equity of subsidiaries and
  advances of parent                                           235,542         $(235,542)
                                                 --------     --------         ---------        --------
                                                  164,389      235,542          (235,542)        164,389
    Less treasury stock at cost
    (700,000 shares)                                             8,750                             8,750
                                                 --------     --------         ---------        --------
  Total shareholders' equity                      164,389      226,792          (235,542)        155,639

                                                 --------     --------         ---------        --------
Total liabilities and
  shareholders' equity                           $277,524     $349,100         $(235,542)       $391,082
                                                 ========     ========         =========        ========

                                              UNC INCORPORATED
                                Condensed Consolidating Statement of Earnings
                                        Year Ended December 31, 1993
                                           (Dollars in thousands)

                                                 Parent       Combined
                                                 Company     Guarantors      Eliminations     Consolidated
                                                 -------     ----------      ------------     ------------
Sales and operating revenues                     $   1,263    $ 437,030                        $ 438,293
Costs and expenses
  Costs and operating expenses                                  360,869                          360,869
  Selling, general and administrative
    expenses                                        12,385       41,131                           53,516
  Allocated expenses                               (15,481)      15,481
                                                 ---------    ---------                        ---------
                                                    (3,096)     417,481                          414,385
                                                 ---------    ---------                        ---------
Operating income                                     4,359       19,549                           23,908

Other income (expense)
  Interest income                                      374           22                              396
  Interest expense                                 (12,834)      (1,968)                         (14,802)
  Other                                             (1,777)          26                           (1,751)
  Equity in income of subsidiaries                  17,658                    $ (17,658)
                                                 ---------    ---------       ---------        ---------
                                                     3,421       (1,920)        (17,658)         (16,157)
                                                 ---------    ---------       ---------        ---------
Earnings before income taxes and
  extraordinary items                                7,780       17,629         (17,658)           7,751
Income tax benefit                                   3,814           29                            3,843
                                                 ---------    ---------       ---------        ---------
Earnings before extraordinary items                 11,594       17,658         (17,658)          11,594
Extraordinary item-early retirement of
  debt, net of income taxes                           (532)                                         (532)
                                                 ---------    ---------       ---------        ---------
Net earnings                                     $  11,062   $   17,658       $ (17,658)       $  11,062
                                                 =========    =========       =========        =========

                                              UNC INCORPORATED
                                Condensed Consolidating Statement of Earnings
                                        Year Ended December 31, 1992
                                           (Dollars in thousands)

                                                 Parent       Combined
                                                 Company     Guarantors      Eliminations     Consolidated
                                                 -------     ----------      ------------     ------------
Sales and operating revenues                                  $ 365,152                        $ 365,152
Costs and expenses
  Costs and operating expenses                                  294,489                          294,489
  Selling, general and administrative
    expenses                                     $  10,709       34,192                           44,901
  Allocated expenses                                (7,236)       7,236
                                                 ---------    ---------                        ---------
                                                     3,473      335,917                          339,390
                                                 ---------    ---------                        ---------
Operating income (loss)                             (3,473)      29,235                           25,762

Other income (expense)
  Interest income                                      299           32                              331
  Interest expense                                  (9,882)      (2,322)                         (12,204)
  Other                                             (1,405)         367                           (1,038)
  Equity in income of subsidiaries                  20,590                    $ (20,590)
                                                 ---------    ---------       ---------        ---------
                                                     9,602       (1,923)        (20,590)         (12,911)
                                                 ---------    ---------       ---------        ---------
Earnings before income taxes                         6,129       27,312         (20,590)          12,851
Income tax provision                                 5,240       (6,722)                          (1,482)
                                                 ---------    ---------       ---------        ---------
Net earnings                                     $  11,369    $  20,590       $ (20,590)       $  11,369
                                                 =========    =========       =========        =========

                                              UNC INCORPORATED
                                Condensed Consolidating Statement of Earnings
                                        Year Ended December 31, 1991
                                           (Dollars in thousands)

                                                  Parent      Combined
                                                  Company    Guarantors      Eliminations     Consolidated
                                                 --------    ----------      ------------     ------------
Sales and operating revenues                                  $ 360,571                        $ 360,571
Costs and expenses
  Costs and operating expenses                                  304,101                          304,101
  Selling, general and administrative
    expenses                                     $   9,964       39,120                           49,084
  Other operating expenses                                       14,015                           14,015
  Allocated expenses                                (6,480)       6,480
                                                 ---------    ---------                        ---------
                                                     3,484      363,716                          367,200
                                                 ---------    ---------                        ---------
Operating income (loss)                             (3,484)      (3,145)                          (6,629)

Other income (expense)
  Interest income                                      529            3                              532
  Interest expense                                 (14,458)      (3,073)                         (17,531)
  Other                                             (1,266)         761                             (505)
  Equity in income of subsidiaries                  26,432                    $ (26,432)
                                                 ---------    ---------       ---------        ---------
                                                    11,237       (2,309)        (26,432)         (17,504)
                                                 ---------    ---------       ---------        ---------
Earnings (loss) from continuing
  operations before income taxes
  and extraordinary item                             7,753       (5,454)        (26,432)         (24,133)
Income tax provision                                   862       (2,214)                          (1,352)
                                                 ---------    ---------       ---------        ---------
Earnings (loss) from continuing
  operations before extraordinary item               8,615       (7,668)        (26,432)         (25,485)
Earnings from discontinued
  operations, net of income taxes                                34,100                           34,100
Earnings before extraordinary item                   8,615       26,432         (26,432)           8,615
Extraordinary item  early retirement
  of debt, net of income taxes                      (1,700)                                       (1,700)
                                                 ---------    ---------       ---------        ---------
Net earnings                                     $   6,915    $  26,432       $ (26,432)       $   6,915
                                                 =========    =========       =========        =========

                                              UNC INCORPORATED
                               Condensed Consolidating Statement of Cash Flows
                                        Year Ended December 31, 1993
                                           (Dollars in thousands)

                                                 Parent       Combined
                                                 Company     Guarantors      Consolidated
                                                 -------     ----------      ------------
Net cash flow from (used by) operations          $    (384)  $  (11,253)      $ (11,637)

Cash flows from investing activities:
  Net proceeds from sale of assets                               10,843          10,843
  Additions to property, plant and
    equipment                                         (331)     (10,919)        (11,250)
  Acquisition of subsidiaries, net of
    cash acquired                                               (48,477)        (48,477)
  Investment in leveraged lease                     (2,697)                      (2,697)
  Naval Products phase out                              68                           68
  Other transactions, net                                           (67)            (67)
                                                 ---------    ---------       ---------
    Net cash and short-term investments
     provided (used) by investing
     activities                                     (2,960)     (48,620)        (51,580)
                                                 ---------    ---------       ---------
Cash flows from financing activities:
  Additions to debt                                193,132       35,500         228,632
  Reductions in debt                              (210,632)     (55,334)       (265,966)
  Issuance of 9-1/8% Senior Notes                  100,000                      100,000
  Other transactions, net                               77                           77
  Net cash transfers to (from) parent              (80,022)      80,022
                                                 ---------    ---------       ---------
    Net cash and short-term investments
     provided (used) by financing
     activities                                      2,555       60,188          62,743
                                                 ---------    ---------       ---------
Net decrease in cash and
  short-term investments                              (789)         315            (474)
Cash and short-term investments at
  beginning of year                                  1,646          322           1,968
                                                 ---------    ---------       ---------
Cash and short-term investments at
  end of year                                    $     857    $     637       $   1,494
                                                 =========    =========       =========

                                              UNC INCORPORATED
                               Condensed Consolidating Statement of Cash Flows
                                        Year Ended December 31, 1992
                                           (Dollars in thousands)

                                                 Parent       Combined
                                                 Company     Guarantors      Consolidated
                                                 -------     ----------      ------------
Net cash flow from operations                    $ (17,133)   $  68,382       $  51,249

Cash flows from investing activities:
  Net proceeds from sale of assets                                4,738           4,738
  Additions to property, plant and
    equipment                                         (417)      (6,185)         (6,602)
  Acquisition of subsidiaries, net of
    cash acquired                                                (7,741)         (7,741)
  Proceeds received from sale of
    subsidiaries                                                  1,000           1,000
  Naval Products phase out                           9,979                        9,979
  Other transactions, net                                            93              93
                                                 ---------    ---------       ---------
    Net cash and short-term investments
     provided (used) by investing
     activities                                      9,562       (8,095)          1,467
                                                 ---------    ---------       ---------
Cash flows from financing activities:
  Additions to debt                                147,500       57,000         204,500
Reductions in debt                                (197,887)     (58,832)       (256,719)
  Other transactions, net                              231                          231
  Net cash transfers to (from) parent               58,198      (58,198)
                                                 ---------    ---------       ---------
    Net cash and short-term investments
     provided (used) by financing
     activities                                      8,042      (60,030)        (51,988)
                                                 ---------    ---------       ---------
Net increase in cash and
  short-term investments                               471          257             728
Cash and short-term investments at
  beginning of year                                  1,175           65           1,240
                                                 ---------    ---------       ---------
Cash and short-term investments at
  end of year                                    $   1,646    $     322       $   1,968
                                                 =========    =========       =========

                                              UNC INCORPORATED
                               Condensed Consolidating Statement of Cash Flows
                                        Year Ended December 31, 1991
                                           (Dollars in thousands)

                                                 Parent       Combined
                                                 Company     Guarantors      Consolidated
                                                 -------     ----------      ------------
Net cash flow from (used by) operations          $ (10,798)   $  10,047       $    (751)

Cash flows from investing activities:
  Net proceeds from sale of assets                                2,021           2,021
  Additions to property, plant and
    equipment                                         (679)      (6,601)         (7,280)
  Acquisition of subsidiaries, net of
    cash acquired                                                (5,218)         (5,218)
  Proceeds received from sale of
    subsidiaries                                                    712             712
  Naval Products phase out                          20,378                       20,378
  Other transactions, net                                        (1,617)         (1,617)
                                                 ---------    ---------       ---------
    Net cash and short-term investments
     provided (used) by investing
     activities                                     19,699      (10,703)          8,996
                                                 ---------    ---------       ---------
Cash flows from financing activities:
  Additions to debt                                190,000                      190,000
  Reductions in debt                              (200,000)        (538)       (200,538)
  Other transactions, net                               89                           89
  Net cash transfers to (from) parent                 (427)         427
                                                 ---------    ---------       ---------
    Net cash and short-term investments
     (used) by financing activities                (10,338)        (111)        (10,449)
                                                 ---------    ---------       ---------
Net (decrease) in cash and
  short-term investments                            (1,437)        (767)         (2,204)
Cash and short-term investments at
  beginning of year                                  2,701          743           3,444
                                                 ---------    ---------       ---------
Cash and short-term investments at
  end of year                                    $   1,264    $     (24)      $   1,240
                                                 =========    =========       =========

Independent Auditors' Report

The Board of Directors and Shareholders
UNC Incorporated:

     We have audited the accompanying consolidated balance sheets of UNC Incorporated and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index under Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNC Incorporated and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes in
1993.                         ---------------------------


                                    KPMG PEAT MARWICK

Washington, D.C.
February 9, 1994

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.

   KPMG Peat Marwick were previously the principal certifying accountants for the Company. Following discussions between KPMG Peat Marwick and representatives of the Company, the parties determined that KPMG Peat Marwick would cease to serve as the Company's auditors effective February 22, 1994. The Company's Audit Committee was advised of these discussions and approved of this action.

   In connection with the audits of the Company's consolidated financial statements for the fiscal years ended December 31, 1993 and 1992, and in the subsequent interim period through February 22, 1994, there were no disagreements between the Company and KPMG Peat Marwick on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to KPMG Peat Marwick's satisfaction, would have caused them to make reference in connection with their opinion to the subject of the disagreement.

   The audit report of KPMG Peat Marwick on the consolidated financial statements of the Company and its subsidiaries as of and for the years ended December 31, 1993 and 1992, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that, as required with respect to changes in accounting principles, the 1993 audit report made reference to the Company's adoption in 1993 of the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

   Members of the management of the Company interviewed four of the "Big 6" public accounting firms and requested that two of these firms present proposals to the Audit Committee. On March 17, 1994, the two firms presented their proposals to the Audit Committee, which, after due consideration, recommended to the Company's Board of Directors that the firm of Coopers
& Lybrand be appointed as the Company's independent accountants for the year ending December 31, 1994. The Board of Directors approved of the appointment of the firm of Coopers & Lybrand on March 21, 1994, subject to ratification by the Company's Annual Meeting of Shareholders to be held on April 29, 1994.

                                      PART III
Item 10.      Directors and Executive Officers of the Company.

   (a) Directors of the Company. The information regarding directors in response to Item 401 of Regulation S-K which will appear in the definitive Proxy Statement of the Company in connection with the solicitation of proxies for its 1994 Annual Meeting of Shareholders is incorporated herein by reference.

   (b)  Executive Officers of the Company.

   The following table sets forth the names and ages of all executive officers of the Company, their positions and office with the Company, and the period during which each person has served as such.

                                      Positions and                           Served as
                                   Office Currently Held                      Officer
Name                        Age      with the Company                         Since (1)
- ------                      ---    ---------------------                      ---------
Dan A. Colussy              62     Chairman of the Board, President           1984
                                   and Chief Executive Officer
                                   and Director

John J. Bonasia             60     Executive Vice President and Chief         1990
                                   Operating Officer, Manufacturing

John H. Moellering          55     Executive Vice President and               1993
                                   Chief Operating Officer,
                                   UNC Aviation Services

Ronald G. Kiripolsky        54     Senior Vice President and Chief            1991
                                   Operating Officer, Overhaul

Robert L. Pevenstein        47     Senior Vice President and                  1987
                                   Chief Financial Officer

R. Bruce Andrews            51     Vice President, Quality and                1992
                                   Technology

Gerald J. Knapp             51     Vice President, Human Resources            1991

Richard H. Lange            60     Vice President, General Counsel            1987
                                   and Secretary

Mark W. Decker              37     Vice President, Corporate Development      1993

Gregory M. Bubb             42     Vice President and Treasurer               1992

William R. Capel            45     Vice President and Controller              1992

Paul X. McLain              53     Vice President, Financial Controls         1982
______________________

       (1) The dates indicated include service in offices other than current office, but do not include any previous service as a Director.

       There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer and any other such person, director or executive officer.

       The following information relates to the business experience during the past five years of each Executive
Officer named above:

       Mr. Colussy has served as Chairman of the Board, President and Chief Executive Officer of the Company since
April 1989 and previously as President and Chief Executive
Officer since December 1984.

       Mr. Bonasia has served as Executive Vice President and Chief Operating Officer, Manufacturing since August 1993 and as Executive Vice President and Chief Operating Officer since February 1992. He was elected Senior Vice President and Chief Operating Officer in January 1991. Previously he served as Group Vice President Overhaul Operations since August 1990 and President of the Company's Airwork division since July 1989. He joined Airwork Corporation in June 1988 as Senior Vice President, Sales and Marketing.

       Mr. Moellering joined the Company as Executive Vice President and Chief Operating Officer, UNC Aviation Services in October 1993. Previously he was President and Chief Executive Officer of Lear Siegler Management Services Corporation from 1990 to 1993 and prior to that he was Corporate Vice President with Automotive Data Processing from 1987 to 1990.

       Mr. Kiripolsky has served as Senior Vice President and Chief Operating Officer, Overhaul since August 1993. He joined the Company as Vice President, Corporate Development in April 1991. Previously, he was President and Chief Executive Officer of Dalfort Aviation from 1988 to 1991 and prior thereto he was President of Pacific Southwest Airmotive for more than five years.

       Mr. Pevenstein has served as Senior Vice President and
Chief Financial Officer of the Company since February 1992 and previously as Vice President Finance and Chief Financial
Officer since October 1987.  He joined the Company as
Controller in September 1987.

       Mr. Andrews has served as Vice President, Quality and
Technology since August 1993, and previously as Vice
President, Manufacturing since January 1992. Prior to such time he served in various senior management positions with the Company for more than five years.

       Mr. Knapp joined the Company as Vice President, Human
Resources in April 1991. Prior to such time he was Manager, Human Resources Management, for Thomason Consumer Electronics,
Inc. for more than five years.

       Mr. Lange was elected Vice President, General Counsel and
Secretary of the Company in July 1987.

       Mr. Decker has served as Vice President, Corporate
Development since August 1993. Previously he served as President of the Company's Accessory Services Group since
January 1992 and prior to that he served in various senior management positions with the Company for more than five years.

       Mr. Bubb has served as Vice President and Treasurer since
May 1992.  He joined the Company as Treasurer in March 1988.


       Mr. Capel joined the Company as Vice President and
Controller in May 1992.  Prior to such time he was Director -
Business Management and Contracts for Textron Lycoming for more than five years.

       Mr. McLain joined the Company as Vice President,
Financial Controls in August 1982.

Item 11.      Executive Compensation.

       The information regarding executive compensation in response to Item 402 of Regulation S-K which will appear in the definitive Proxy Statement of the Company in connection with the solicitation of proxies for its 1994 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management.

       The information regarding security ownership of certain beneficial owners and management in response to Item 403 of Regulation S-K which will appear in the definitive Proxy Statement of the Company in connection with the solicitation of proxies for its 1994 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions.

       The information regarding certain relationships and related transactions in response to Item 404 of Regulation S-K which will appear in the definitive Proxy Statement of the Company in connection with the solicitation of proxies for its 1994 Annual Meeting of Shareholders is incorporated herein by reference.

                                       PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    The following documents are filed as part of this Report:

       (1) and (2)  Financial Statements and Financial Statement
Schedules.

                                                                       Page Number
Financial Statements:                                                 in this Report
- --------------------                                                  --------------
       Consolidated statements of earnings -
       years ended December 31, 1993, 1992 and 1991                          25

       Consolidated balance sheets - as of
       December 31, 1993 and 1992                                            26-27

       Consolidated statements of cash flows -
       years ended December 31, 1993, 1992 and 1991                          28-29

       Consolidated statements of changes in
       shareholders' equity - years ended
       December 31, 1993, 1992 and 1991                                      30

       Notes to consolidated financial statements                            31-72

       Independent Auditors' Report                                          73

                                                                       Page Number
Index to Consolidated Financial Statement Schedules:                  in this Report
- ---------------------------------------------------                   --------------
       Schedule VIII        Valuation and qualifying
                            accounts - for the three
                            years ended December 31, 1993                 S-1

       Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

       (3)    Exhibits:

         3.1 Certificate of Incorporation, as amended by Certificate of Designations of Series A Preferred Stock, of the Company (filed as Exhibit 4-H to Company's Registration Statement No. 33-13762 and incorporated herein by reference).

         3.2 Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Company (filed as Exhibit A to the Company's Form 8.A dated October 9, 1987, and incorporated herein by reference).

         3.3 Amended and Restated By-Laws of the Company (including resolutions of the Board of Directors of the Company on February 5, 1992 amending the By-Laws of the Company) (filed as Exhibit 3-C to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 -- File No. 1-7795 and incorporated herein by reference).

         4.1 Rights Agreement, dated as of September 25, 1987, between the Company and Manufacturers Hanover Trust Company (filed as Exhibit No. 1 to the Company's Form 8-A dated October 9, 1987 and incorporated herein by reference).

         4.2 Indenture, dated as of May 1, 1986, between the Company and Maryland National Bank, Trustee, relating to the Company's 7 1/2% Convertible Subordinated Debentures due 2006 (filed as
                  Exhibit 4-A to the Company's Registration
                  Statement No. 33-5136 and incorporated herein by reference).

         4.3      First Supplemental Indenture, dated as of
                  April 26, 1987, between Maryland National Bank, Trustee (supplementing the Indenture, dated
                  May 1, 1986, between the Company and Maryland National Bank, Trustee, relating to the Company's 7 1/2% Convertible Subordinated Debentures due
                  2006) (filed as Exhibit 4-J to Registrant's
                  Registration Statement No. 33-13762 and
                  incorporated herein by reference).

         4.4 Indenture, dated as of July 15, 1993, between the Company and Continental Bank, National Association, Trustee, relating to the Company's 9-1/8% Senior Notes due 2003 (filed as Exhibit 4-B to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 -- File No. 1-7795 and incorporated herein by reference).

         4.5 First Supplemental Indenture, dated as of August 14, 1993, between the Company and Continental Bank, National Association, Trustee (supplementing the Indenture, dated July 15, 1993, between the Company and Continental Bank, National Association, Trustee, relating to the Registrant's 9-1/8% Senior Notes due 2003)

         4.6 Second Supplemental Indenture, dated as of November 5, 1993, between the Company and Continental Bank, National Association, Trustee (supplementing the Indenture, dated July 15, 1993, between the Company and Continental Bank, National Association, Trustee, relating to the Registrant's 9-1/8% Senior Notes due 2003)

         10.1 1977 Stock Plan for Key Employees of United Nuclear Corporation and Its Subsidiaries, as amended on June 25, 1982 (filed as
                  Exhibit 10-F(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1982 -- File No. 1-7795 and incorporated herein by reference).

         10.2     1985 Stock Plans for Key Employees of UNC
                  Resources, Inc. and Its Subsidiaries (filed as
                  Exhibit 28-C to the Company's Registration
                  Statement No. 2-99656, and incorporated herein by reference).

         10.3 Resolutions adopted by the Board of Directors of the Company on February 27, 1987, amending the 1985 Stock Plans for Key Employees of UNC Resources, Inc. and Its Subsidiaries (filed as
                  Exhibit 10-A(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 -- File No. 1-7795 and incorporated herein by reference).

         10.4 Extract from September 20, 1984 minutes of the Board of Directors of the Company interpreting various general provisions of all stock plans (filed as Exhibit 10-C(iv) to the Company's Annual Report on Form 10-K, as amended by Form 8 dated April 7, 1986 for the year ended
                  December 31, 1985 -- File No. 1-7795 and incorporated herein by reference).

         10.5 Resolutions adopted by the Board of Directors of the Company on December 17, 1987, minutes of the Board of Directors of UNC Incorporated, ratifying and confirming action of the Management Development and Compensation Committee on December 16, 1987 amending the outstanding stock options issued pursuant to the Company's stock option plans (filed as Exhibit 10-A(vi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 -- File No. 1-7795 and incorporated herein by reference).

         10.6 UNC Incorporated Share Purchase/Incentive Plan (filed as Exhibit 4 to the Company's S-8 Registration Statement No. 33-37586 dated November 2, 1990 and incorporated herein by reference).

         10.7 UNC Incorporated 1990 Stock Option Plan for Key Employees (filed as Exhibit 4 to the Company's S-8 Registration Statement No. 33-37585 dated November 2, 1990 and incorporated herein by reference).

         10.8 Resolutions adopted by the Board of Directors of the Company on March 22, 1991, amending the 1990 Stock Option Plan for Key Employees referred to in Exhibit 10-7 hereof to (1) permit qualifying shares purchases to be made either from the Company or on the open market and (2) comply with Rule 16b-3 (filed as Exhibit 19-A to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 -- File No. 1-7795 and incorporated herein by reference).

         10.9     UNC Resources, Inc. Outside Directors
                  Compensation Plan (filed as Exhibit 10-F to the
                  Company's Annual Report on Form 10-K, as amended by Form 8 dated April 7, 1986, of the year ended December 31, 1985 -- File No. 1-7795 and incorporated herein by reference).

         10.10 Outside Directors Separation from Service Plan of Company effective July 31, 1987 (filed as
                     Exhibit 19-B to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 -- File No. 1-7795 and incorporated herein by reference).

         10.11 UNC Resources, Inc. Incentive Compensation Plan (filed as Exhibit 10-H to the Company's Annual Report on Form 10-K, as amended by Form 8 dated April 7, 1986, for the year ended December 31, 1985 -- File No. 1-7795 and incorporated herein by reference).

         10.12 Resolutions adopted by the Board of Directors of the Company on March 22, 1991, amending
                     Section 6.1 of the UNC Resources, Inc.
                     Incentive Compensation Plan referred to in
                     Exhibit 10.11 hereof to permit the committee to base incentive awards for employees of a specific unit on the performance of other units and the Company as a whole (filed as Exhibit 19-B to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 -- File No. 1-7795 and incorporated herein by reference).

         10.13 Amended and Restated Supplemental Executive Retirement Plan for Key Employees of Company and its Subsidiaries effective July 31, 1987 (filed as Exhibit 19-A to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 -- File No. 1-7795 and incorporated herein by reference).

         10.14 Resolutions adopted by the Board of Directors of the Company on October 30, 1987, amending the change in control language contained in the Amended and Restated Supplemental Executive Retirement Plan for Key Employees of the Company referred to in Exhibit 10.13 hereof and in the Outside Directors Separation from Service Plan of the Company referred to in Exhibit 10-9 hereof (filed as Exhibit 10-H to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 -- File No. 1-7795 and incorporated herein by reference).

         10.15 Resolutions adopted by the Board of Directors of the Company on October 23, 1992, amending Sections 8(a) and 8(b) of the Amended and Restated Supplemental Executive Retirement Plan for Key Employees of the Company referred to in Exhibit 10.13 hereof to require two years of service before a participant is entitled to benefits under the plan and a participant's years of service to commence on the date such employee becomes a participant under the plan, respectively.

         10.16 Resolutions adopted by the Board of Directors of the Company on March 22, 1991, deleting
                     Section 2(o)(i) of the Amended and Restated
                     Supplemental Executive Retirement Plan for Key Employees of the Company referred to in
                     Exhibit 10.13 hereof relating to the offset from Plan benefits of the actuarial equivalent of the Company's annual contributions to the Participants' Retirement Income Savings Plan account (filed as Exhibit 19-C to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 -- File
                     No. 1-7795 and incorporated herein by
                     reference).

         10.17 Form of Agreement relating to a change in control executed by the Company with certain key employees (filed as Exhibit 10-Q to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 -- File
                     No. 1-7795 and incorporated herein by
                     reference).

         10.18 Form of Agreement relating to severance pay and benefits executed by the Company with certain key employees (filed as Exhibit 10-O to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 -- File No. 1-7795 and incorporated herein by reference).

         10.19 Employment Agreement, dated as of November 1, 1984, between UNC Resources, Inc. and Dan A.
                     Colussy (filed as Exhibit 10-T to the
                     Company's Annual Report on Form 10-K for the year ended December 31, 1984 -- File
                     No. 1-7795 and incorporated herein by
                     reference).

         10.20 Agreement, dated as of October 20, 1987, between the Company and Dan A. Colussy amending the Employment Agreement referred to in Exhibit 10.19 hereof (filed as Exhibit 10-U to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 -- File No. 1-7795 and incorporated herein by reference).

         10.21 Agreement, dated as of December 18, 1989, between the Company and Dan A. Colussy amending the employment agreement referred to in Exhibit 10.19 hereof, (filed as Exhibit 10-EE to Company's Annual Report on Form 10-K for the year ended December 31, 1989 -- File No. 1-7795 and incorporated herein by reference).

         10.22 Second Amended and Restated Credit Agreement, dated as of July 24, 1992, among the Company, the Company's wholly-owned subsidiary Airwork Corporation, the several banks and other financial institutions from time to time parties to this Agreement and Chemical Bank, a New York banking corporation, as agent for the Banks hereunder (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 -- File No. 1-7795 and incorporated herein by reference).

         10.23 Waiver and Amendment, dated as of December 7, 1992, to the Second Amended and Restated Credit Agreement dated as of July 24, 1992, among UNC Incorporated, a Delaware corporation, Airwork Corporation, a Delaware corporation, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, a New York banking corporation, as agent for the Banks, referred to in Exhibit 10.22 hereof (filed as Exhibit 10-C to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 -- File No. 1-7795 and incorporated herein by reference).

         10.24 Waiver and Amendment, dated as of December 28, 1992, to the Second Amended and Restated Credit Agreement dated as of July 24, 1992, among UNC Incorporated, a Delaware corporation, Airwork Corporation, a Delaware corporation, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, a New York banking corporation, as agent for the Banks, referred to in Exhibit 10.22 hereof (filed as Exhibit 10-D to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 -- File No. 1-7795 and incorporated herein by reference).

         10.25 Amendment, dated as of May 27, 1993, to the Second Amended and Restated Credit Agreement dated as of July 24, 1992, among UNC Incorporated, a Delaware corporation, Airwork Corporation, a Delaware corporation, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, a New York banking corporation, as agent for the Banks, referred to in Exhibit 10.22 hereof.

         10.26 Waiver and Amendment, dated as of July 20, 1993, to the Second Amended and Restated Credit Agreement dated as of July 24, 1992, among UNC Incorporated, a Delaware corporation, Airwork Corporation, a Delaware corporation, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, a New York banking corporation, as agent for the Banks, referred to in Exhibit 10.22 hereof (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 -- File No. 1-7795 and incorporated herein by reference).

         10.27 Waiver and Amendment, dated as of October 22, 1993, to the Second Amended and Restated Credit Agreement dated as of July 24, 1992, among UNC Incorporated, a Delaware corporation, Airwork Corporation, a Delaware corporation, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, a New York banking corporation, as agent for the Banks, referred to in Exhibit 10.22 hereof.

         10.28 Operating Agreement of Aviation Alliance & Capital Group, L.C., dated as of the 10th day of November, 1992, by and among Integrated Aircraft Services Corp., Transcapital Air Alliance Corporation and UNC Air Capital Incorporated (filed as Exhibit 10-E to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1992 -- File
                     No. 1-7795 and incorporated herein by
                     reference).

         10.29 Sale and Purchase Agreement dated July 30, 1993 between UNC Johnson Technology, Inc. and Freedom Forge Corporation (filed as Exhibit 1 to the Company's Annual Report on Form 8-K dated July 30, 1993 -- File No. 1-7795 and incorporated herein by reference).

         11       Statement re: Computation of Earnings per Share.

         16       Letter dated March 1, 1994 of KPMG Peat Marwick
                  (filed as Exhibit 16 to the Company's Report on
                  Form 8-K dated March 1, 1994 -- File No. 1-7795 and incorporated herein by reference).

         21       Subsidiaries of the Company.

         23       Independent Auditors' Consent.

         24       Powers of Attorney.
         ____________________

(b)      Reports on Form 8-K:
         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1993.

(c)      Exhibits Filed:
         A listing of exhibits required to be filed is given in the Sequential Exhibit Index.

(d)      Financial Schedules:
         The information regarding Financial Statement Schedules in this item is provided in Item 14(a) 1 and 2.

                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            UNC INCORPORATED

March 25, 1994
                                          By:  /s/ Robert L. Pevenstein
                                               ---------------------------
                                                 Robert L. Pevenstein
                                                 Senior Vice President
                                                 and Chief Financial Officer
                                                 (principal financial and
                                                      accounting officer)

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                       Title                                       Date
- ---------                       -----                                       ----
/s/ Dan A. Colussy              Chairman of the Board, President            March 25, 1994
- ------------------------        and Chief Executive Officer
(Dan A. Colussy                 and Director


/s/ Robert L. Pevenstein        Senior Vice President and                   March 25, 1994
- ------------------------        Chief Financial Officer
(Robert L. Pevenstein)          (principal financial and
                                accounting officer)

 Berl Bernhard *                Director                                    March 25, 1994
- ------------------------
(Berl Bernhard)

 John K. Castle *               Director                                    March 25, 1994
- ------------------------
(John K. Castle)

 William C. Hittinger *         Director                                    March 23, 1994
- ------------------------
(William C. Hittinger)

 J. L. Holloway III *           Director                                    March 25, 1994
- ------------------------
(J. L. Holloway III)

 George V. McGowan *            Director                                    March 25, 1994
- ------------------------
(George V. McGowan)

 Jack Moseley *                 Director                                    March 25, 1994
- ------------------------
(Jack Moseley)

 Lawrence A. Skantze *          Director                                    March 25, 1994
- ------------------------
(Lawrence A. Skantze)

 Beverly B. Byron *             Director                                    March 25, 1994
- ------------------------
(Beverly B. Byron)

* By /s/ Richard H. Lange
     --------------------
     (Richard H. Lange)
      Attorney-in-Fact

                                 UNC INCORPORATED AND SUBSIDIARIES

                         Schedule VIII - Valuation and Qualifying Accounts
                            For the Three Years Ended December 31, 1993

                                                             Additions
                                              Balance at     Charged to                         Balance
                                              Beginning       Costs &                           at End
           Description                         of Year        Expenses     Deductions (1)       of Year
           -----------                        ---------      ----------    --------------     ------------
Allowance for Doubtful Accounts Receivable:

  Year ended December 31, 1993                $5,041,000     $1,602,000      $  277,000        $6,366,000
                                              ==========     ==========      ==========        ==========
  Year ended December 31, 1992                $6,949,000     $2,450,000      $4,358,000        $5,041,000
                                              ==========     ==========      ==========        ==========
  Year ended December 31, 1991                $3,200,000     $7,340,000      $3,591,000        $6,949,000
                                              ==========     ==========      ==========        ==========


(1) Uncollected receivables written off, net of recoveries.

                              SEQUENTIAL EXHIBIT INDEX

       The following exhibits are being filed herewith:

Exhibit
Number                             Description
- ------                             -----------

4.5 First Supplemental Indenture, dated as of August 14, 1993, between the Company and Continental Bank, National Association, Trustee (supplementing the Indenture, dated July 15, 1993, between the Company and Continental Bank, National Association, Trustee, relating to the Registrant's 9-1/8% Senior Notes due
          2003).

4.6 Second Supplemental Indenture, dated as of November 5, 1993, between the Company and Continental Bank, National Association, Trustee (supplementing the Indenture, dated July 15, 1993, between the Company and Continental Bank, National Association, Trustee, relating to the Registrant's 9-1/8% Senior Notes due
          2003).

10.25 Amendment, dated as of May 27, 1993, to the Second Amended and Restated Credit Agreement dated as of July 24, 1992, among UNC Incorporated, a Delaware corporation, Airwork Corporation, a Delaware corporation, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, a New York banking corporation, as agent for the Banks, referred to in Exhibit 10-22 hereof.

10.27 Waiver and Amendment, dated as of October 22, 1993, to the Second Amended and Restated Credit Agreement dated as of July 24, 1992, among UNC Incorporated, a Delaware corporation, Airwork Corporation, a Delaware corporation, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, a New York banking corporation, as agent for the Banks, referred to in Exhibit 10-22 hereof.

11        Statement re: Computation of Earnings per Share.

21        Subsidiaries of the Company.

23        Independent Auditors' Consent.

24        Powers of Attorney.


____________________