Form 10-Q
period 1994-03-31
UNC INC
filed 1994-05-13
CIK 276104

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Period ended March 31, 1994


                      Commission File Number:  1-7795

                             UNC INCORPORATED

          (Exact name of registrant as specified in its charter)

                  Delaware                               54-1078297

        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)
          175 Admiral Cochrane Drive
             Annapolis, MD                                 21401
      (Address of principal executive offices)           (Zip Code)

     Registrants' telephone number, including area code (410) 266-7333


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes  X      No

      Number of shares of Common Stock, par $0.20, outstanding as of May 6, 1994: 17,492,134 (excluding 700,000 treasury shares held by a subsidiary).

                    UNC Incorporated, and Subsidiaries

                                   INDEX


                                                                  Page No.
                                                                  --------
Part I. Financial Information

Consolidated Statements of Earnings
      Three Months Ended March 31, 1994 and 1993                        1

Consolidated Balance Sheets
      March 31, 1994 and December 31, 1993                              2

Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1994 and 1993                        4

Notes to Consolidated Financial Statements                              6

Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              14


Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                           17

Signature Page                                                         18

Exhibit Index                                                          19

                        UNC Incorporated and Subsidiaries
                       Consolidated Statements of Earnings
                 (Dollars in thousands except per share amounts)

                                                     Three Months Ended
                                                          March 31,
                                               ------------------------------
                                                  1994                 1993
                                               ---------            ---------
Sales and operating revenues                   $ 138,412            $ 82,971

Costs and expenses:
  Cost and operating expenses                    113,659              64,840
  Selling, general and
    administrative expenses                       16,003              12,102
                                               ---------            --------
                                                 129,662              76,942
                                               ---------            --------
Operating income                                   8,750               6,029

Other income (expense):
  Interest income                                      7                  31
  Interest expense                                (4,954)             (2,962)
  Other                                             (286)               (329)
                                               ---------            --------
                                                  (5,233)             (3,260)
                                               ---------            --------

Earnings before income taxes                       3,517               2,769
Income tax provision                              (1,055)               (554)
                                               ---------            --------
Net earnings                                   $   2,462            $  2,215
                                               =========            ========
Net earnings per share                         $     .14            $    .13
                                               =========            ========

                        UNC Incorporated and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                        March 31,      December 31,
                                                           1994            1993
                                                        ----------     -----------
Assets
- -------
Current assets:
  Cash and short-term investments                       $    869       $  1,494
  Accounts receivable, less allowance for
    doubtful accounts of $5,711 and $6,366,
    respectively                                          97,465         91,058
  Unbilled costs and accrued profits on
    contracts in progress                                 28,659         28,384
  Inventories                                            111,928        109,766
  Other                                                   14,797         18,378
                                                        --------       --------
    Total current assets                                 253,718        249,080

Net assets of discontinued operations                     20,589         20,600

Property, plant and equipment, at cost                   104,568         99,068
Less accumulated depreciation                             34,021         32,037
                                                        --------       --------
    Net property, plant and equipment                     70,547         67,031
Cost in excess of net assets of acquired com-
  panies, less accumulated amortization of $20,438
  and $19,257, respectively.                             141,162        141,718
Other assets                                              27,692         27,704
                                                        --------       --------
    Total assets                                        $513,708       $506,133
                                                        ========       ========

                        UNC Incorporated and Subsidiaries
                           Consolidated Balance Sheets
                         (Dollars in thousands) (cont.)

                                                        March 31,      December 31,
                                                           1994            1993
                                                        ----------     -----------
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt                     $  6,708       $  6,529
  Accounts payable                                        27,145         38,625
  Income taxes                                             2,246          2,062
  Accruals and other current liabilities                  46,462         51,664
                                                        --------       --------
    Total current liabilities                             82,561         98,880
Long-term debt, less current portion:
  Revolving Senior Bank Debt, prime plus 1/2% due 1995    39,000         16,500
  9 1/8% Senior Notes due 2003                           100,000        100,000
  7 1/2% Convertible Subordinated Debentures due 2006     69,000         69,000
  Other                                                    4,841          5,254
                                                        --------       --------
Total long-term debt, less current portion               212,841        190,754
Other long-term liabilities                               50,290         51,013
                                                        --------       --------
    Total liabilities                                    345,692        340,647
Shareholders' equity:
Series preferred stock, par value $1.00 per share;
  Authorized 12,000,000 shares; 250,000 designated
  Series A Junior Participating Preferred Stock,
  none issued
Common stock, par value $0.20 per share; authorized
  50,000,000 shares; issued 18,095,134 and
  18,085,334 shares, respectively                          3,619          3,617
Additional paid-in capital                               121,792        121,746
Retained earnings                                         53,021         50,559
                                                        --------       --------
                                                         178,432        175,922
Less:
  Treasury stock, at cost (700,000 shares)                 8,750          8,750
  Minimum pension liability adjustment                     1,345          1,345
  Unearned compensation-restricted stock                     321            341
                                                        --------       --------
    Total shareholders' equity                           168,016        165,486
                                                        --------       --------
    Total liabilities and shareholders' equity          $513,708       $506,133
                                                        ========       ========
                                       3
                        UNC Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1994        1993
                                                           --------    --------
Cash flows from operating activities:
  Net earnings                                             $  2,462    $  2,215
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization                           3,456       2,446
      Provision for losses on accounts receivable               334         367
      Income from leveraged lease                              (652)
      Changes in assets and liabilities:
          (Increase) in accounts receivable                  (6,741)         (9)
          (Increase) in unbilled costs & accrued
            profits on contracts in progress                   (275)       (439)
          (Increase) in inventories                          (2,162)     (4,986)
          (Increase) decrease in other current assets         3,601        (535)
          (Increase) decrease in other noncurrent assets        921        (407)
          (Decrease) in accounts payable                    (11,480)     (8,749)
          (Decrease) in accruals and other current
            liabilities                                      (5,202)     (3,176)
          Increase in income taxes payable                      184         325
          Increase (decrease) in other noncurrent
            liabilities                                        (197)        212
          (Decrease) in discontinued operations
            liabilities                                        (526)       (563)
                                                           --------    --------
          Total adjustments                                 (18,739)    (15,514)
                                                           --------    --------
          Net cash and short-term investments
                  provided (used) by operating activities   (16,277)    (13,299)
                                                           --------    --------

                        UNC Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1994        1993
                                                           --------    --------
Cash flows from investing activities:
  Net proceeds from sale of assets                                        4,747
  Additions to property, plant and equipment                 (6,662)     (1,059)
  Naval Products phase out                                                1,930
  Other transactions                                                         (4)
                                                           --------    --------
          Net cash and short-term investments
                  provided (used) by investing activities    (6,662)      5,614
                                                           --------    --------
Cash flows from financing activities:
  Additions to debt                                          62,500      38,500
  Reductions in debt                                        (40,234)    (31,098)
  Other transactions                                             48           9
                                                           --------    --------
          Net cash and short-term investments
                  provided (used) by financing activities    22,314       7,411
                                                           --------    --------
  Net (decrease) in cash and short-term
    investments                                                (625)       (274)
  Cash and short-term investments at beginning of year        1,494       1,968
                                                           --------    --------
  Cash and short-term investments at end of period         $    869    $  1,694
                                                           ========    ========

                     UNC Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements


1. The accompanying financial statements, which should be read in conjunction with the Consolidated Financial Statements included in the Annual Report filed on Form 10-K for the year ended December 31, 1993, are unaudited. The statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. It is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included. Results of interim periods are not necessarily indicative of results to be expected for the full year.

2. Inventories at March 31, 1994 and December 31, 1993:

                                               (Dollars in thousands)
                                                 1994        1993
                                               --------    --------
   Component parts and materials               $ 78,843    $ 84,016
   Work in process                               30,581      23,429
   Supplies                                       2,504       2,321
                                               --------    --------
                                               $111,928    $109,766
                                               ========    ========

3. In July 1993, the Company issued $100 million principal amount of 9-1/8% Senior Notes due 2003. The notes are guaranteed by all of the Company's subsidiaries in the manner described below. The combined guarantors are jointly and severally liable under the subsidiary guarantees.

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

   The following condensed consolidating information presents:

(1) Condensed financial statements as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 of (a) the Company on a parent company only basis (Parent Company), (b) the Combined Guarantors, and
      (c) the Company on a consolidated basis.

(2) The Parent Company with its investments in subsidiaries accounted for on the equity method.

(3) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                                      UNC INCORPORATED
                            Condensed Consolidating Balance Sheet
                                    As of March 31, 1994
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Assets
- ------
Current assets:
  Cash & short-term investments          $    254   $     615                     $     869
  Accounts receivable, net                    705      96,760                        97,465
  Unbilled costs and accrued
    profits on contracts in progress                   28,659                        28,659
  Inventories                                         111,928                       111,928
  Other                                     1,262      13,535                        14,797
                                         --------    --------                     ---------
     Total current assets                   2,221     251,497                       253,718
                                         --------    --------                     ---------
Net assets of discontinued operations      18,000       2,589                        20,589
Property, plant & equipment, net            3,179      67,368                        70,547
Cost in excess of net assets
  of acquired companies, net                          141,162                       141,162
Other noncurrent assets                    15,773      11,919                        27,692
Investments in and advances
  to subsidiaries                         353,962                  $(353,962)
                                         --------    --------      ---------      ---------
    Total assets                         $393,135    $474,535      $(353,962)     $ 513,708
                                         ========    ========      =========      =========

                                      UNC INCORPORATED
                            Condensed Consolidating Balance Sheet
                                    As of March 31, 1994
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt      $  1,000   $   5,708                     $   6,708
  Accounts payable                            178      26,967                        27,145
  Accruals and other current liabilities   11,109      37,599                        48,708
                                         --------    --------                     ---------
    Total current liabilities              12,287      70,274                        82,561
                                         --------    --------                     ---------
Long-term debt                            191,500      21,341                       212,841
Other noncurrent liabilities               12,582      37,708                        50,290
                                         --------    --------                     ---------
    Total liabilities                     216,369     129,323                       345,692
                                         --------    --------                     ---------
Common stock and additional paid
  in capital                              125,411                                   125,411
Retained earnings                          53,021                                    53,021
Equity of subsidiaries and
  advances of parent                                  353,962      $(353,962)
                                         --------    --------      ---------      ---------
                                          178,432     353,962       (353,962)       178,432
    Less:
    Treasury stock at cost
     (700,000 shares)                                   8,750                         8,750
    Minimum pension liability adjustment    1,345                                     1,345
    Unearned compensation-restricted
     stock                                    321                                       321
                                         --------    --------      ---------      ---------
  Total shareholders' equity              176,766     345,212       (353,962)       168,016
                                         --------    --------      ---------      ---------
Total liabilities and
  shareholders' equity                   $393,135    $474,535      $(353,962)       513,708
                                         ========    ========      =========      =========

                                      UNC INCORPORATED
                        Condensed Consolidating Statement of Earnings
                              Three Months Ended March 31, 1994
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Sales and operating revenues             $           $ 138,412                   $ 138,412

Costs and expenses:
  Costs and operating expenses                         113,659                     113,659
  Selling, general and administrative
    expenses                                 4,279      11,724                      16,003
  Allocated expenses                        (1,776)      1,776
                                         ---------   ---------                   ---------
                                             2,503     127,159                     129,662
                                         ---------   ---------                   ---------

Operating income                            (2,503)     11,253                       8,750

Other income (expense):
  Interest income                                3           4                           7
  Interest expense                          (3,791)     (1,163)                     (4,954)
  Other                                       (287)          1                        (286)
  Equity in income of subsidiaries           7,890                $  (7,890)
                                         ---------   ---------    ---------      ---------
                                             3,815      (1,158)      (7,890)        (5,233)
                                         ---------   ---------    ---------      ---------

Earnings before income taxes                 1,312      10,095       (7,890)         3,517
Income tax benefit (provision)               1,150      (2,205)                     (1,055)
                                         ---------   ---------    ---------      ---------
Net earnings                             $   2,462   $   7,890    $  (7,890)     $   2,462
                                         =========   =========    =========      =========

                                      UNC INCORPORATED
                        Condensed Consolidating Statement of Earnings
                              Three Months Ended March 31, 1993
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Sales and operating revenues             $           $  82,971                   $  82,971

Costs and expenses:
  Costs and operating expenses                          64,840                      64,840
  Selling, general and administrative
    expenses                                 3,366       8,736                      12,102
  Allocated expenses                        (3,366)      3,366
                                         ---------   ---------                   ---------
                                                        76,942                      76,942
                                         ---------   ---------                   ---------

Operating income                                         6,029                       6,029

Other income (expense):
  Interest income                               24           7                          31
  Interest expense                          (2,356)       (606)                     (2,962)
  Other                                       (335)          6                        (329)
  Equity in income of subsidiaries           4,922                $  (4,922)
                                         ---------   ---------    ---------      ---------
                                             2,255        (593)      (4,922)        (3,260)
                                         ---------   ---------    ---------      ---------

Earnings before income taxes                 2,255       5,436       (4,922)         2,769
Income tax provision                           (40)       (514)                       (554)
                                         ---------   ---------    ---------      ---------
Net earnings                             $   2,215   $   4,922    $  (4,922)     $   2,215
                                         =========   =========    =========      =========

                                      UNC INCORPORATED
                       Condensed Consolidating Statement of Cash Flows
                              Three Months Ended March 31, 1994
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Consolidated
                                         -------    ----------   ------------
Net cash flow from (used by) operations  $   4,507   $ (20,784)    $(16,277)

Cash flows from investing activities:
  Additions to property, plant and
    equipment                                           (6,662)      (6,662)
                                         ---------   ---------    ---------
    Net cash and short-term investments
     provided (used) by investing
     activities                                         (6,662)      (6.662)
                                         ---------   ---------    ---------
Cash flows from financing activities:
  Additions to debt                         41,500      21,000       62,500
  Reductions in debt                       (30,500)     (9,734)     (40,234)
  Other transactions, net                       48                       48
  Net cash transfers to (from) parent      (16,158)     16,158
                                         ---------   ---------    ---------
    Net cash and short-term investments
     provided (used) by financing
     activities                             (5,110)     27,424       22,314
                                         ---------   ---------    ---------
Net decrease in cash and
  short-term investments                      (603)        (22)        (625)

Cash and short-term investments at
  beginning of year                            857         637        1,494
                                         ---------   ---------    ---------
Cash and short-term investments at
  end of period                          $     254   $     615    $     869
                                         =========   =========    =========

                                      UNC INCORPORATED
                       Condensed Consolidating Statement of Cash Flows
                              Three Months Ended March 31, 1993
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Consolidated
                                         -------    ----------   ------------
Net cash flow from (used by) operations  $  (1,569)  $ (11,730)    $(13,299)

Cash flows from investing activities:
  Net proceeds from sales of assets                      4,747        4,747
  Additions to property, plant and
    equipment                                  (10)     (1,049)      (1,059)
  Naval Products phase out                   1,930                    1,930
  Other transactions, net                                   (4)          (4)
                                         ---------   ---------     --------
    Net cash and short-term investments
     provided (used) by investing
     activities                              1,920       3,694        5,614
                                         ---------   ---------    ---------
Cash flows from financing activities:
  Additions to debt                         38,500                   38,500
  Reductions in debt                       (30,969)       (129)     (31,098)
  Other transactions, net                        9                        9
  Net cash transfers to (from) parent       (8,511)      8,511
                                         ---------   ---------    ---------
    Net cash and short-term investments
     provided (used) by financing
     activities                               (971)      8,382        7,411
                                         ---------   ---------    ---------
Net decrease in cash and
  short-term investments                      (620)        346         (274)

Cash and short-term investments at
  beginning of year                          1,646         322        1,968
                                         ---------   ---------    ---------
Cash and short-term investments at
  end of period                          $   1,026   $     688    $   1,694
                                         =========   =========    =========

                     UNC Incorporated and Subsidiaries
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Results of Continuing Operations

Overview

The Company's operations are conducted in one business segment which includes: the manufacture and remanufacture of jet engine and aircraft components, the overhaul of aircraft accessories, aircraft engines, the refurbishment and overhaul of helicopters, and providing maintenance and training, repair and logistical contract services.

In January 1994 the Company acquired the contract backlog of the Aerospace Products Division of Anadite, Inc. The contract backlog acquired is directly related to long term contracts extending to the year 2005 to manufacture various aerostructure components for several prime aircraft companies. Also certain equipment was acquired in connection with the acquisition of the contract backlog.

Quarter Ended March 31, 1994 Compared with Quarter Ended March 31, 1993
- -----------------------------------------------------------------------
Revenues were $138.4 million for the first quarter of 1994 compared with $83.0 million in the 1993 quarter, an increase of $55.4 million (66.8%). Operating income was $8.7 million in the 1994 quarter compared with $6.0 million in the 1993 quarter an increase of $2.7 million (45.1%).

The Company's Manufacturing Division revenues for the 1994 quarter of $30.4 million increased $16.7 million compared with the 1993 quarter and operating income increased $1.7 million to $3.3 million. The increase in revenues in the 1994 quarter is due to activities on new contracts received during 1993 and revenues of $13.5 million generated by the businesses acquired in 1993, UNC Artex, UNC Johnson Technology, and UNC All Fab. The increase in operating income is principally attributable to the businesses acquired in 1993, partially offset by lower margins in other manufacturing operations.

Revenues for the Overhaul Division in the 1994 quarter increased $0.7 million (1.5%) to $45.7 million and operating income increased $1.0 million (26.4%) to $48 million. The improvement in revenues is due to an increase in business aviation and regional airline engine overhauls, revenues of $1.1 million generated by UNC Metcalf acquired in 1993 and $0.6 million from a leveraged lease transaction. Partially offsetting these increases were decreases in JT8 overhaul revenues due to the Company's decision to withdraw from the third-party JT8 overhaul business in late 1993 and a reduction in accessory overhauls due to increased pricing pressures from existing competition. The improvement in operating income is due to increased volume in business aviation and regional airline engine overhauls, income provided by UNC Metcalf, improved margins due to the elimination of the JT8 business and income generated by a leveraged lease transaction. These increases were partially offset by lower accessory overhaul service income due to competitive pricing pressures.

Aviation Services Division revenues of $62.3 million increased $38.1 million in the 1994 quarter. UNC Lear Siegler, acquired in October 1993, generated revenues of $35.0 million while revenues of UNC Helicopter decreased $0.5 million on lower volume. Revenues under U.S. government contracts to provide aviation training and maintenance increased $5.6 million after adjusting for a $2.0 million nonrecurring claim against the U.S. government (for costs incurred prior to 1993) which was recorded in the first quarter of 1993. The improvement in revenues is principally due to increased activities on new contracts received in 1993. Operating income increased $2.2 million after adjusting for a $2.0 million nonrecurring claim against the U.S. government recorded in the 1993 first quarter. The increase in operating income is principally due to earnings contributed by UNC Lear Siegler and higher volume of maintenance on U.S. government contracts.

Selling, general and administrative expenses in the 1994 quarter were $16.0 million or 11.7% of sales compared with $12.1 million or 14.6% of sales in the 1993 quarter. Although selling, general and administrative expenses decreased as a percentage of revenues, total costs increased in the 1994 quarter due to the expenses associated with companies acquired during 1993 and increased international marketing efforts.

Activity under the Company's contract service operations, which principally involve basic aviation training and maintenances of aircraft, appears to have stabilized in the short term after having declined in recent years as a result of reduction in defense spending. Continuation of this trend, however, cannot be assured as the Defense Department is continuing to close various military bases where the Company provides contract services. A portion of the workload of these bases is being relocated to bases where the Company already performs aircraft maintenance functions. Further consolidation of military training and maintenance contracts is expected as bases are eliminated and other defense cuts reduce the value of individual contracts. However, the Company expects that continued pressures on defense spending could increase the outsourcing of services currently being provided by military and other government personnel to lower costs contractors. Additional opportunities for work from Army, Air Force and Navy depots may result from the recommendations made by the Congressionally-mandated DoD-Industry Depot Maintenance Task Force on which UNC was represented. In February, the Company was low bidder on a contract to provide maintenance and logistic support to the Royal Saudi Naval Forces. This contract with total potential revenues over a three year period of approximately $20 million, will expand the Company's presence in Saudi Arabia and offset possible additional future reductions in defense spending.

Continued effort on the part of the U.S. government to further reduce defense spending is affecting the demand for aircraft engines used in military applications and could have an impact on the Company's manufacturing operations. In an effort to reduce the potential effect of these reduction, the Company's manufacturing operation have focused their marketing efforts for the past several years more on commercial rather than military products.

The Company's original equipment manufacturer customers continue to reduce significantly their number of suppliers and their own procurement staffs.
The Company's manufacturing operations remain a part of the reduced subcontractor base and as such have obtained new contracts that the Company believes may have not been available to the Company in the past when the base of suppliers was much larger. Although the Company's Manufacturing Division provided its principal customers with price concessions during 1992, 1993, and 1994 in anticipation of receiving additional future orders, the Company believes that increased volume from these anticipated additional orders, together with on-going productivity enhancement and cost reduction programs should compensate for the effect of the price concession. Furthermore, during the second half of the 1993 and the first quarter of 1994 the Company expanded its backlog as well as its customer base, by acquiring the contract backlog of two distressed or financially pressured competitors. The work-in-process of these contracts has been transferred to existing Company facilities along with the required tooling and inventories. The Company is continuing its efforts to acquire additional backlog from "carve-out" situations.


Interest expenses increased $2.0 million principally due to higher average debt levels.

Liquidity and Capital Resources
- -------------------------------
Long-term debt, including current portion, was $219.5 million at March 31, 1994 compared to $197.3 million at December 31, 1993. The increase in long-term debt of $22.2 million was a result of operating cash requirements of the first quarter, equipment acquired in connection with the acquisition of the Anadite contract backlog, completion of the expansion of facilities in connection with the award of the contract backlog previously performed by the Heintz Corporation, equipment purchases to implement new and improved manufacturing techniques and the purchase of tooling related to the engine overhaul business. The Company's debt-to-capitalization ratio at March 31, 1994 was 56.6% compared with 54.4% at December 31, 1993. The Company has a Revolving Credit Facility which provides for the availability of $65 million, reduced by outstanding letters of credit which aggregated $10.3 million at March 31, 1994. The unused availability under the facility was $15.7 million at March 31, 1994. The Company is currently negotiating with its bank group to increase its Revolving Credit capacity. At March 31, 1994, the Company's working capital was $171.2 million with a current ratio of 3.1 to 1 compared with $150.2 million with a current ratio of 2.5 to 1 at December 31, 1993.

Capital expenditures in the first quarter of 1994 amounted to $6.7 million compared with $1.1 million in the first quarter of 1993. It is anticipated that capital expenditures for the remainder of 1994 will be less than depreciation and amortization expense and will be financed from internally generated funds, lease arrangements and revolving credit borrowings.
                                       16

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a) Exhibits                                Description
- ------------          -----------------------------------------------

Exhibit 11            Computation of Earnings Per Common Share


(b) Reports on Form 8-K:
- ------------------------

Report on Form 8-K dated March 1, 1994 concerning the decision reached between the Company and KPMG Peat Marwick that KPMG Peat Marwick would cease to serve as the Company's auditors effective February 22, 1994.

Report on Form 8-K dated March 24, 1994 concerning the appointment of Coopers & Lybrand to succeed the firm of KPMG Peat Marwick as the Company's independent accountants, subject to ratification by the shareholders at the annual meeting of shareholders held on April 29, 1994. (The appointment of Coopers & Lybrand was ratified by the shareholders at the annual meeting).

                     UNC Incorporated and Subsidiaries

                                 SIGNATURE

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNC Incorporated




Date:  May 13, 1994             By:  /s/ Robert L. Pevenstein
                                     -----------------------------
                                     Robert L. Pevenstein
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                     UNC Incorporated and Subsidiaries

                         SEQUENTIAL EXHIBIT INDEX


 Exhibit
 Number                                    Description
- ----------               --------------------------------------------------

Exhibit 11                Computation of Earnings Per Common Share

                                           EXHIBIT 11

                             UNC INCORPORATED AND SUBSIDIARIES
                                    Earnings Per Share
                          (In thousands except per share amounts)

                                                               Three Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                               1994              1993
                                                            ---------         ---------
Net earnings                                                $   2,462         $   2,215
                                                            =========         =========

Calculation of primary earnings per share:

  Average common shares outstanding
    during the year primary (1)                                17,390            17,303
                                                            ---------         ---------
Earnings per share, primary:

  Net earnings                                              $     .14         $     .13
                                                            =========         =========

Calculation of fully diluted
  earnings per share:

  Average common shares outstanding
    during the year (1)                                        17,390            17,303

  Increase in common stock equivalents:
    Stock options under treasury stock method                     559               368
                                                            ---------         ---------
  Adjusted average shares outstanding for
    the year fully diluted                                     17,949            17,671
                                                            ---------         ---------
Earnings per share, fully diluted:

  Net earnings                                              $     .14         $     .13
                                                            =========         =========

      (1)   Exclusive of 700,000 treasury shares for all years presented.