Form 10-Q
period 1994-06-30
UNC INC
filed 1994-08-15
CIK 276104

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                             --------------
                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Period ended June 30, 1994


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

                                    __X__ Yes   ____ No



      Number of shares of Common Stock, par $0.20, outstanding as of August 5, 1994: 17,503,134 (excluding 700,000 treasury shares held by a subsidiary).

                   UNC Incorporated, and Subsidiaries

                                  INDEX


                                                                Page No.
Part I. Financial Information

Consolidated Statements of Earnings
      Three Months and Six Months Ended June 30, 1994 and 1993    3

Consolidated Balance Sheets
      June 30, 1994 and December 31, 1993                         4

Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1994 and 1993                     6

Notes to Consolidated Financial Statements                        8

Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         16


Part II.    Other Information

Item 4.     Submission of Matters to a vote of Security
             Holders                                              21

Item 6.     Exhibits and Reports on Form 8-K                      21

Signature Page                                                    22

Exhibit Index                                                     23

                             UNC Incorporated and Subsidiaries
                            Consolidated Statements of Earnings
                      (Dollars in thousands except per share amounts)

                                      Three Months Ended      Six Months Ended
                                          June 30,                 June 30,
                                     -------------------    --------------------
                                        1994      1993         1994       1993
                                     --------- ---------    ---------   --------
Sales and operating revenues         $122,326  $ 94,742     $260,738    $177,713

Costs and expenses:
  Cost and operating expenses         104,462    75,096      218,158     139,936
  Selling, general and
    administrative expenses            22,744    12,526       38,710      24,628
  Restructuring charge                 58,706                 58,706
                                     --------  --------     --------    --------
                                      185,912    87,622      315,574     164,564
                                     --------  --------     --------    --------
Operating income (loss)               (63,586)    7,120      (54,836)     13,149

Other income (expense):
  Interest income                           7        19           14          50
  Interest expense                     (4,902)   (3,140)      (9,856)     (6,102)
  Other                                  (251)     (348)        (537)       (677)
                                     --------  --------     --------    --------
                                       (5,146)   (3,469)     (10,379)     (6,729)
                                     --------  --------     --------    --------

Earnings (loss) before income taxes   (68,732)    3,651      (65,215)      6,420
Income tax benefit (provision)         14,098      (730)      13,043      (1,284)
                                     --------  --------     --------    --------
Net earnings (loss)                  $(54,634) $  2,921     $(52,172)   $  5,136
                                     ========  ========     ========    ========

Net earnings (loss) per share        $  (3.12) $    .17     $  (2.99)   $    .30
                                     ========  ========     ========    ========

                             UNC Incorporated and Subsidiaries
                                Consolidated Balance Sheets
                                  (Dollars in thousands)

                                                         June 30,      December 31,
                                                           1994            1993
                                                        ----------     ------------
Assets
- - ------
Current assets:
  Cash and short-term investments                       $  2,947       $  1,494
  Accounts receivable, less allowance for
    doubtful accounts of $9,381 and $6,366,
    respectively                                          89,600         91,058
  Unbilled costs and accrued profits on
    contracts in progress                                 24,556         28,384
  Inventories                                             69,084        109,766
  Assets held for sale                                    44,890
  Other                                                   22,052         18,378
                                                        --------       --------
    Total current assets                                 253,129        249,080

Assets held for sale-noncurrent                           18,704         25,910

Property, plant and equipment, at cost                    77,113         99,068
Less accumulated depreciation                             26,937         32,037
                                                        --------       --------
    Net property, plant and equipment                     50,176         67,031
Cost in excess of net assets of acquired com-
  panies, less accumulated amortization of $21,134
  and $19,257, respectively.                             136,700        141,718
Other assets                                              22,981         22,394
                                                        --------       --------
    Total assets                                        $481,690       $506,133
                                                        ========       ========

                             UNC Incorporated and Subsidiaries
                                Consolidated Balance Sheets
                                  (Dollars in thousands)

                                                         June 30,      December 31,
                                                           1994            1993
                                                        ----------     ------------
Liabilities and Shareholders' Equity
- - ------------------------------------
Current liabilities:
  Current portion of long-term debt                     $  3,203       $  6,529
  Accounts payable                                        30,801         38,625
  Income taxes                                               431          2,062
  Accruals related to restructuring                       18,073
  Accruals and other current liabilities                  49,954         51,664
                                                        --------       --------
    Total current liabilities                            102,462         98,880

Long-term debt, less current portion:
  Revolving Senior Bank Debt, prime plus 1/2% due 1995    41,500         16,500
  9 1/8% Senior Notes due 2003                           100,000        100,000
  7 1/2% Convertible Subordinated Debentures due 2006     69,000         69,000
  Other                                                    4,309          5,254
                                                        --------       --------
Total long-term debt, less current portion               214,809        190,754
Other long-term liabilities                               50,917         51,013
                                                        --------       --------
    Total liabilities                                    368,188        340,647

Shareholders' equity:
Series preferred stock, par value $1.00 per share;
  Authorized 12,000,000 shares; 250,000 designated
  Series A Junior Participating Preferred Stock,
  none issued
Common stock, par value $0.20 per share; authorized
  50,000,000 shares; issued 18,203,134 and
  18,085,334 shares, respectively                          3,641          3,617
Additional paid-in capital                               122,769        121,746
Retained earnings (deficit)                               (1,613)        50,559
                                                        --------       --------
                                                         124,797        175,922
Less:
  Treasury stock, at cost (700,000 shares)                 8,750          8,750
  Minimum pension liability adjustment                     1,345          1,345
  Unearned compensation-restricted stock                   1,200            341
                                                        --------       --------
    Total shareholders' equity                           113,502        165,486
                                                        --------       --------
    Total liabilities and shareholders' equity          $481,690       $506,133
                                                        ========       ========

                             UNC Incorporated and Subsidiaries
                           Consolidated Statements of Cash Flows
                                  (Dollars in thousands)

                                                             Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                             1994        1993
                                                           --------    --------
Cash flows from operating activities:
  Net earnings (loss)                                      $(52,172)   $  5,136
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                           6,887       5,098
      Provision for restructuring                            58,706
      Provision for losses on accounts receivable             3,751         798
      Provision for deferred income taxes (benefit)         (13,561)     (5,150)
      Income from leveraged lease                            (1,303)
      Changes in assets and liabilities:
          (Increase) in accounts receivable                  (3,123)     (8,710)
          (Increase) decrease in unbilled costs & accrued
            profits on contracts in progress                  3,828      (1,732)
          (Increase) in inventories                          (7,943)     (7,270)
          (Increase) decrease in other current assets         5,836        (769)
          Decrease in other noncurrent assets                 2,988         140
          Increase (decrease) in accounts payable            (7,824)      1,587
          (Decrease) in accruals and other current
            liabilities                                      (2,535)     (3,528)
          (Decrease) in income taxes payable                 (1,631)       (500)
          Increase in other noncurrent liabilities              837       3,428
          (Decrease) in discontinued operations
            liabilities                                      (1,932)     (1,081)
                                                           --------    --------
          Total adjustments                                  42,981     (17,689)
                                                           --------    --------
          Net cash and short-term investments
                 provided (used) by operating activities     (9,191)    (12,553)
                                                           --------    --------

                             UNC Incorporated and Subsidiaries
                           Consolidated Statements of Cash Flows
                                  (Dollars in thousands)

                                                             Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                             1994        1993
                                                           --------    --------

Cash flows from investing activities:
  Net proceeds from sale of assets                               25       4,805
  Additions to property, plant and equipment                 (9,469)     (2,262)
  Acquisition of subsidiaries, net of cash acquired            (742)     (5,865)
  Naval Products phase out                                                1,698
  Other transactions                                                        (27)
                                                           --------    --------
          Net cash and short-term investments
                 provided (used ) by investing activities   (10,186)     (1,651)
                                                           --------    --------
Cash flows from financing activities:
  Additions to debt                                         107,585      75,500
  Reductions in debt                                        (86,856)    (61,077)
  Other transactions                                            101          48
                                                           --------    --------
          Net cash and short-term investments
                  provided (used) by financing activities    20,830      14,471
                                                           --------    --------
  Net increase in cash and short-term investments             1,453         267
  Cash and short-term investments at beginning of year        1,494       1,968
                                                           --------    --------
  Cash and short-term investments at end of period         $  2,947    $  2,235
                                                           ========    ========

                    UNC Incorporated and Subsidiaries
               Notes to Consolidated Financial Statements

1. The accompanying financial statements, which should be read in conjunction with the Consolidated Financial Statements included in the Annual Report filed on Form 10-K for the year ended December 31, 1993, are unaudited. The statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. It is the opinion of the management of the Company that all adjustments necessary for a fair presentation of such periods have been included. Results of interim periods are not necessarily indicative of results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the 1994 presentations.

2. Inventories at June 30, 1994 and December 31, 1993:

                                               (Dollars in thousands)
                                                 1994        1993
                                               --------    --------
   Component parts and materials               $ 47,712    $ 84,016
   Work in process                               18,797      23,429
   Supplies                                       2,575       2,321
                                               --------    --------
                                               $ 69,084    $109,766
                                               ========    ========

3. In the second quarter of 1994, the Company recorded a $58.7 million ($47.0 million after-tax) charge for restructuring which includes the shutting down or sale and disposal of marginal operations, the consolidation and downsizing of other operations, and the write down of excess inventory and under utilized property, plant and equipment that has been identified for sale to third parties to generate additional free cash flow. As a result of restructuring, the Company was out of compliance under certain loan covenants of its Revolving Credit Agreement which were waived by the lending banks.

4. In July 1993, the Company issued $100 million principal amount of 9-1/8% Senior Notes due 2003. The notes are guaranteed by all of the Company's subsidiaries in the manner described below. The combined guarantors are jointly and severally liable under the subsidiary guarantees.

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

   The following condensed consolidating information presents:

(1) Condensed financial statements as of June 30, 1994 and for the six months ended June 30, 1994 and 1993 of (a) the Company on a parent company only basis (Parent Company), (b) the Combined Guarantors, and (c) the Company on a consolidated basis.
(2) The Parent Company with its investments in subsidiaries accounted for on the equity method.
(3) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

June 30, 1994 Condensed Consolidating Balance Sheet

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
                                                    (Dollars in thousands)
Assets
- - ------
Current assets:
  Cash & short-term investments          $  2,359   $     588                     $   2,947
  Accounts receivable, net                    558      89,042                        89,600
  Unbilled costs and accrued
    profits on contracts in progress                   24,556                        24,556
  Inventories                                          69,084                        69,084
  Assets held for sale                      4,470      40,420                        44,890
  Other                                       487      21,565                        22,052
                                         --------    --------                     ---------
      Total current assets                  7,874     245,255                       253,129
                                         --------    --------                     ---------
Assets held for sale-noncurrent            18,000         704                        18,704
Property, plant & equipment, net              872      49,304                        50,176
Cost in excess of net assets
  of acquired companies, net                          136,700                       136,700
Other noncurrent assets                     9,461      13,520                        22,981
Investments in and advances
  to subsidiaries                         303,651                  $(303,651)
                                         --------    --------      ---------      ---------
    Total assets                         $339,858    $445,483      $(303,651)     $ 481,690
                                         ========    ========      =========      =========

June 30, 1994 Condensed Consolidating Balance Sheet

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
                                                    (Dollars in thousands)

Liabilities and Shareholders' Equity
- - ------------------------------------
Current liabilities:
  Current portion of long-term debt      $  2,051   $   1,152                     $   3,203
  Accounts payable                            150      30,651                        30,801
  Accruals and other current liabilities   14,168      54,290                        68,458
                                         --------    --------                     ---------
    Total current liabilities              16,369      86,093                       102,462
                                         --------    --------                     ---------
Long-term debt                            188,365      26,444                       214,809
Other noncurrent liabilities               12,872      38,045                        50,917
                                         --------    --------                     ---------
    Total liabilities                     217,606     150,582                       368,188
                                         --------    --------                     ---------
Common stock and additional paid
  in capital                              126,410                                   126,410
Retained earnings (deficit)                (1,613)                                   (1,613)
Equity of subsidiaries and
  advances of parent                                  303,651       (303,651)
                                         --------    --------      ---------      ---------
                                          124,797     303,651       (303,651)       124,797
    Less:
    Treasury stock at cost
     (700,000 shares)                                   8,750                         8,750
    Minimum pension liability adjustment    1,345                                     1,345
    Unearned compensation-restricted
     stock                                  1,200                                     1,200
                                         --------    --------      ---------      ---------
  Total shareholders' equity              122,252     294,901       (303,651)       113,502
                                         --------    --------      ---------      ---------
Total liabilities and
  shareholders' equity                   $339,858    $445,483      $(303,651)     $ 481,690
                                         ========    ========      =========      =========

Six Months Ended June 30, 1994 Condensed Consolidating Statement of Earnings

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
                                                    (Dollars in thousands)
Sales and operating revenues             $           $ 260,738                   $ 260,738
Costs and expenses:
  Costs and operating expenses                         218,158                     218,158
  Selling, general and administrative
    expenses                                 9,661      29,049                      38,710
  Restructuring charge                       4,800      53,906                      58,706
  Allocated expenses                        (3,552)      3,552
                                         ---------   ---------                   ---------
                                            10,909     304,665                     315,574
                                         ---------   ---------                   ---------
Operating income (loss)                    (10,909)    (43,927)                    (54,836)
Other income (expense):
  Interest income                                7           7                          14
  Interest expense                          (7,447)     (2,409)                     (9,856)
  Other                                       (558)         21                        (537)
  Equity in income (loss) of
    subsidiaries                           (37,046)               $  37,046
                                         ---------   ---------    ---------      ---------
                                           (45,044)     (2,381)      37,046        (10,379)
                                         ---------   ---------    ---------      ---------
   Earnings (loss) before income taxes     (55,953)    (46,308)      37,046        (65,215)
Income tax benefit                           3,781       9,262                      13,043
                                         ---------   ---------    ---------      ---------
Net earnings (loss)                      $ (52,172)  $ (37,046)   $  37,046      $ (52,172)
                                         =========   =========    =========      =========

Six Months Ended June 30, 1994 Condensed Consolidating Statement of Cash Flows

                                         Parent      Combined
                                         Company    Guarantors   Consolidated
                                         -------    ----------   ------------
                                                    (Dollars in thousands)
Net cash flow from (used by) operations  $  (2,920) $   (6,271)  $   (9,191)
                                         ---------   ---------    ---------
Cash flows from investing activities:
  Additions to property, plant and
    equipment                                 (275)     (9,194)      (9,469)
  Acquisition of subsidiaries                             (742)        (742)
  Net proceeds from sale of assets                           25          25
                                         ---------   ---------    ---------
    Net cash and short-term investments
     provided (used) by investing
     activities                               (275)     (9,911)     (10,186)
                                         ---------   ---------    ---------
Cash flows from financing activities:
  Additions to debt                         80,585      27,000      107,585
  Reductions in debt                       (71,669)    (15,187)     (86,856)
  Other transactions, net                      101                      101
  Net cash transfers to (from) parent       (4,320)      4,320
                                         ---------   ---------    ---------
    Net cash and short-term investments
     provided (used) by financing
     activities                              4,697      16,133       20,830

                                         ---------   ---------    ---------
Net increase (decrease) in cash and
  short-term investments                     1,502         (49)       1,453
Cash and short-term investments at
  beginning of year                            857         637        1,494
                                         ---------   ---------    ---------
Cash and short-term investments at
  end of period                          $   2,359   $     588    $   2,947
                                         =========   =========    =========

Six Months Ended June 30, 1993 Condensed Consolidating Statement of Earnings

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
                                                      (Dollars in thousands)
Sales and operating revenues             $           $ 177,713    $              $ 177,713
Costs and expenses
  Costs and operating expenses                         139,936                     139,936
  Selling, general and administrative
    expenses                                 6,732      17,896                      24,628
  Allocated expenses                        (6,732)      6,732
                                         ---------   ---------    ---------      ---------
                                                       164,564                     164,564
                                         ---------   ---------    ---------      ---------
Operating income                                        13,149                      13,149
Other income (expense)
  Interest income                               43           7                          50
  Interest expense                          (4,872)     (1,230)                     (6,102)
  Other                                       (684)          7                        (677)
  Equity in income of subsidiaries           9,497                   (9,497)
                                         ---------   ---------    ---------      ---------
                                             3,984      (1,216)      (9,497)        (6,729)
                                         ---------   ---------    ---------      ---------
   Earnings before income taxes              3,984      11,933       (9,497)         6,420
Income tax benefit (provision)               1,152      (2,436)                     (1,284)
                                         ---------   ---------    ---------      ---------
Net earnings                             $   5,136   $   9,497    $  (9,497)     $   5,136
                                         =========   =========    =========      =========

Six Months Ended June 30, 1993 Condensed Consolidating Statement of Cash Flows

                                         Parent      Combined
                                         Company    Guarantors   Consolidated
                                         -------    ----------   ------------
                                                (Dollars in thousands)
Net cash flow from operations            $  (3,577)  $  (8,976)   $ (12,553)
                                         ---------   ---------    ---------
Cash flows from investing activities:
  Net proceeds from sale of assets                       4,805        4,805
  Additions to property, plant and
    equipment                                  (13)     (2,249)      (2,262)
  Acquisition of subsidiaries, net of
    cash acquired                                       (5,865)      (5,865)
  Naval Products phase out                   1,698                    1,698
  Other transactions, net                                  (27)         (27)
                                         ---------   ---------    ---------
    Net cash and short-term investments
     provided (used) by investing
     activities                              1,685      (3,336)      (1,651)
                                         ---------   ---------    ---------
Cash flows from financing activities:
  Additions to debt                         75,500                   75,500
  Reductions in debt                       (60,938)       (139)     (61,077)
  Other transactions, net                       48                       48
  Net cash transfers to (from) parent      (12,933)     12,933
                                         ---------   ---------    ---------
    Net cash and short-term investments
     provided by financing activities        1,677      12,794       14,471
                                         ---------   ---------    ---------
  Net increase (decrease) in cash and
  short-term investments                      (215)        482          267
Cash and short-term investments at
  beginning of year                          1,646         322        1,968
                                         ---------   ---------    ---------
Cash and short-term investments at
  end of period                          $   1,431   $     804    $   2,235
                                         =========   =========    =========

                    UNC Incorporated and Subsidiaries
            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Results of Continuing Operations

Overview

The Company's operations are conducted in one business segment which includes: the manufacture and remanufacture of jet engines and aircraft components, the overhaul of aircraft accessories, aircraft engines, and providing maintenance and training, repair and logistical contract services.

The Company has taken steps to reduce its cost structure and asset base in light of the continuing depressed economic conditions in the aviation industry. In the second quarter of 1994 the Company recorded a $58.7 million provision for restructuring which includes the shutting down of a marginal operation, an allowance for the sale and disposition of two other businesses, the consolidation and downsizing of other operations, and the write down of excess inventory and under utilized property, plant and equipment that has been identified for sale to third parties to generate additional free cash flow. The provision for restructuring consists of $42.3 million to cover the closing of a facility, the sale and disposition of two other businesses, the consolidation of two plants and the downsizing of other facilities. The Company will close its engine overhaul facility in Burbank, California and concentrate its engine overhaul business at its facilities in Millville, New Jersey. The Company will position for sale and disposition its chemical milled aircraft and engine components facility in Weatherford, Texas, and its helicopter overhaul and refurbishment facility in Ozark, Alabama. These actions are being taken due to the under utilization of the Weatherford facility caused by the depressed market condition being experienced by OEM's in connection with the construction of new aircraft and due to a sharp reduction in the number of overhauls that can be expected in the foreseeable future at the Ozark facility. The Company will also consolidate two of its accessory overhaul plants in Long Island, New York into one location in Bayshore, New York. The balance of the provision of $16.4 million relates principally to the write down to estimated realizable value of certain excess inventory and under utilized property, plant and equipment that has been identified for sale on the open market. When fully implemented the restructuring program is expected to generate $85.0 million of cash, net of restructuring expenses, through asset sales over the next twenty-four months and result in annual cost savings of approximately $15.0 million including operating expense reductions of $9.0 million and interest expense of $6.0 million.

Quarter Ended June 30, 1994 Compared with Quarter Ended June 30, 1993.

Revenues were $122.3 million for the second quarter of 1994 compared with $94.7 million in the 1993 quarter, an increase of $27.6 million (29%) and operating income for the current quarter reflects a loss of $63.6 million compared with income of $7.1 million in the 1993 quarter. Adjusting for the $58.7 million restructuring provision and a one-time charge of $9.6 million for adjustments related to the carrying value of certain long term manufacturing contracts, increases in allowance for doubtful accounts as well as other operating items described below, operating income would have been $4.7 million in the 1994 quarter.

The Company's Manufacturing Division revenues for the 1994 quarter of $24.0 million increased $6.2 million (35%) compared with the 1993 quarter.

The increase in revenue in the 1994 quarter is principally due to revenues generated by UNC Johnson Technology and UNC Aerostructures - Washington acquired in 1993, partially offset by lower volume at the Company's other manufacturing facilities. Operating income reflects a loss of $0.7 million in the 1994 quarter compared with income of $2.4 million in the 1993 quarter. The 1994 quarter includes a one-time charge of $3.5 million for an adjustment to cost estimates on long term manufacturing contracts. In response to the continued weakness in the aviation industry, OEM customers continue to increase market competition among suppliers by reducing the number of their approved suppliers and demanding price concessions from suppliers on existing orders, although the drive for price reductions has recently eased, especially on future orders. This increased market competition, coupled with significant extensions to scheduled delivery dates for parts, has resulted in reduced profitability on existing long term manufacturing contracts. The adjustment of $3.5 million reflects the impact of this lower estimated profitability on existing long term manufacturing contracts. Without this adjustment operating income would have been $2.8 million in the 1994 quarter.

Revenues of $39.3 million in the 1994 quarter from the Overhaul Division decreased $13.1 million (25%) compared with the 1993 quarter. The reduction in revenues is principally due to decreases in JT8 overhauls resulting from the Company's decision to withdraw from the JT8 overhaul business in late 1993 and to reductions in small engine and accessory overhauls due to increased pricing pressures from existing competition. Operating income was $0.8 million in the 1994 quarter compared with $5.1 million in the 1993 period. The 1994 quarter includes a one time charge of $2.0 million for increases in allowances for doubtful accounts for receivables related to ongoing litigation with a customer and to the settlement of certain other receivables in order to expedite the collection of cash. Without this adjustment operating income would have been $2.8 million in the 1994 quarter.

Aviation Services Division revenues of $59.0 million increased $34.5 million in the 1994 quarter. The increase in revenues is principally due to revenues contributed by Lear Siegler which was acquired in October 1993 and consolidated into the Aviation Services Division. Operating income increased $.9 million principally due to earnings from the acquisition of Lear Siegler.

Selling, general and administrative expenses in the 1994 quarter were $22.7 million or 18.6% of sales compared with $12.5 million or 13.2 % of sales in the 1993 quarter. The increase in selling, general and administrative expenses in the 1994 quarter is due to expenses of the companies acquired during 1993 and increased international marketing efforts. Also included in the 1994 quarter is a one-time charge of approximately $5.7 million for increases in allowances for doubtful notes and accounts (included in this amount are the allowance adjustments mentioned above) and the write-off of expenses incurred in the unsuccessful Aviall acquisition. Without this one-time charge selling and administrative expenses would have been approximately 13.9% of sales.

Six Months Ended June 30, 1994 Compared with Six Months Ended June 30,
1993.

Revenues were $260.7 million in the first half of 1994 compared with $177.7 million in the 1993 period, an increase of $83.0 million (47%) and operating income for the 1994 period reflects a loss of $54.8 million compared with income of $13.1 million in the 1993 period. Adjusting for the $58.7 million restructuring provision and a one-time charge of $9.6 million for adjustments related to the carrying value of certain long term manufacturing contracts, increases in allowance for doubtful accounts as well as other operating items described below, operating income would have been $13.5 million in the 1994 period.

The Company's Manufacturing revenues for the 1994 period of $54.4 million increased $22.9 million (72%) compared with the 1993 period. The increase in revenues in the 1994 period is principally due to revenues generated by UNC Johnson Technology and UNC Aerostructures - Washington acquired in 1993, offset by lower volume at the Company's other manufacturing facilities. Operating income was $2.5 million in the 1994 period compared with $3.9 million in the 1993 period. The 1994 period includes a one-time charge of $3.5 million for an adjustment to cost estimate on long term manufacturing contracts. Without this adjustment operating income would have been $6.1 million in the 1994 period.

Revenues of $84.9 million in the 1994 period from the Overhaul Division decreased $12.4 million (12.7%) compared with the 1993 period. The reduction in revenues is principally due to decreases in JT8 overhauls resulting from the Company's decision to withdraw from the JT8 overhaul business in late 1993 and accessory overhauls due to increased pricing pressures from existing competition. These reductions were partially offset by revenues of $2.2 million generated by UNC Metcalf acquired in 1993 and $1.3 million from a leveraged lease transaction. Operating income was $5.6 million in the 1994 period. The 1994 period includes a one-time charge of $2.0 million for increases in allowances for doubtful accounts for receivables related to ongoing litigation with a customer and to the settlement of certain other receivables in order to expedite the collection of cash. Without this adjustment income would have been $7.6 million in the 1994 period.

Aviation Services Division revenues of $121.3 million increased $72.5 million in the 1994 period. The increase in revenues is principally due to revenues contributed by UNC Lear Siegler which was acquired in October 1993 and consolidated into the Aviation Services Division. Operating income increased $3.0 million after adjusting for a $2.0 million nonrecurring claim against the U.S. government (for costs incurred prior to 1993) which was recorded in the first quarter of 1993. The increase in operating income is principally due to earnings contributed by UNC Lear Siegler.

Selling, general and administrative expenses in the 1994 period were $38.7 million or 14.8% of sales compared with $24.6 million or 13.9% of sales in the 1993 period. The increase in selling, general and administrative expense in the 1994 period is due to expenses of the companies acquired during 1993 and increased international marketing efforts. Additionally the 1994 period includes a one-time charge of approximately $5.7 million related to increases in allowances for doubtful notes and accounts (included in this amount are the allowance adjustments mentioned above) and the write-off of expenses incurred in the unsuccessful Aviall acquisition. Without this one-time charge selling and administrative expenses would have been approximately 12.7% of sales.

Activity under the Company's contract service operations, which principally involve basic aviation training and maintenances of aircraft, appears to have stabilized in the short term after having declined in recent years as a result of reduction in defense spending. Continuation of this trend, however, cannot be assured as the Defense Department is continuing to close various military bases where the Company provides contract services. A portion of the workload of these bases is being relocated to bases where the Company already performs aircraft maintenance functions. Further consolidation of military training and maintenance contracts is expected as bases are eliminated and other defense cuts reduce the value of individual contracts. However, the Company expects that continued pressures on defense spending could increase the outsourcing of services currently being provided by military and other government personnel to lower costs contractors. Additional opportunities for work from Army, Air Force and Navy depots may result from the recommendations made by the Congressionally-mandated DoD-Industry Depot Maintenance Task Force on which UNC was represented. For example, the employees of the Newark Aerospace Guidance and Metrology Depot in Ohio selected the Company in open competition and the Company has formed an alliance named UNC Newark with these employees. UNC Newark will compete for the Air Force "privatization-in-place" contract which is scheduled to begin in conjunction with that base closure in October 1995. "Privatization-in-place" is a concept under which facilities will be transferred to local jurisdictions and the depot work will be performed by commercial companies. In February, the Company was low bidder on a contract to provide maintenance and logistic support to the Royal Saudi Naval Forces. This contract with total potential revenues over a three year period of approximately $20 million, will expand the Company's presence in Saudi Arabia and offset possible additional future reductions in defense spending. In June, the Company was awarded for the fourth time a five year $102 million contract by the U.S. Navy Air Training Command to provided complete maintenance and logistic support for the Navy's TH-57 helicopter fleet.

Continued effort on the part of the U.S. government to further reduce defense spending is affecting the demand for aircraft engines used in military applications and could have an impact on the Company's manufacturing operations. In an effort to reduce the potential effect of these reduction, the Company's manufacturing operation have focused their marketing efforts for the past several years more on commercial rather than military products. The Company's original equipment manufacturer customers continue to reduce significantly their number of suppliers and their own procurement staffs. The Company's manufacturing operations remain a part of the reduced subcontractor base and as such have obtained new contracts that the Company believes may have not been available to the Company in the past when the base of suppliers was much larger. Although the Company's Manufacturing Division provided its principal customers with price concessions during 1992, 1993, and 1994 in anticipation of receiving additional future orders, the Company believes that increased volume from these anticipated additional orders, together with on-going productivity enhancement and cost reduction programs should mitigate for the effect of the price concession. Furthermore, during the second half of the 1993 and the first quarter of 1994 the Company expanded its backlog as well as its customer base, by acquiring the contract backlog of two distressed or financially pressured competitors. The work-in-process of these contracts has been transferred to existing Company facilities along with the required tooling and inventories. The Company is continuing its efforts to acquire additional backlog from "carve-out" situations.

The Company's backlog of orders was $742 million at June 30, 1994 and $703 million at March 31, 1994.

Interest expense increased $3.8 million in the first half of 1994 principally due to higher average debt levels resulting from acquisitions made in 1993 and higher interest rates.

Liquidity and Capital Resources
- - -------------------------------
As previously discussed, the Company expects that its restructuring program will generate approximately $85.0 million in cash, net of restructuring expenses, from the sale of excess assets over the next twenty-four months and result in annual cost savings of approximately $15.0 million including operating expense reductions of $9.0 million and interest expense of $6.0 million. The cash generated will be used first to reduce debt.

Long-term debt, including current portion, was $218.0 million at June 30, 1994 compared to $197.3 million at December 31, 1993. The increase in long-term debt of $20.7 million was a result of operating cash requirements of the first half, equipment acquired in connection with the acquisition of the Anadite contract backlog, completion of the expansion of facilities in connection with the award of the contract backlog previously performed by the Heintz Corporation, equipment purchases to implement new and improved manufacturing techniques and the purchase of tooling in accordance with a prior agreement. The Company's debt-to-capitalization ratio at June 30, 1994 was 65.8% compared with 54.4% at December 31, 1993. The Company has a Revolving Credit Facility which provides for the availability of $65 million, reduced by outstanding letters of credit which aggregated $9.9 million at June 30, 1994. The unused availability under the facility was $13.6 million at June 30, 1994. In August 1994 the Company's Revolving Credit capacity was increased from $65 million to $75 million. At June 30, 1994, the Company's working capital was $150.7 million with a current ratio of 2.5 to 1 compared with $150.2 million with a current ratio of 2.5 to 1 at December 31, 1993.

Capital expenditures in the first half of 1994 amounted to $9.5 million compared with $2.3 million in the first half of 1993. The expenditures in the 1994 period include one-time payments of $2.1 million for tooling purchased in accordance with a prior agreement, this tooling is being held for sale, and $1.0 million for machinery and equipment acquired in connection with the Anadite carve out. It is anticipated that capital expenditures for the remainder of 1994 will be less than depreciation and amortization expense and will be financed from internally generated funds, lease arrangements and revolving credit borrowings.

                       PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------
The 1994 Annual Meeting of Stockholder was held on April 29, 1994, for the election of directors and to ratify the selection of Coopers & Lybrand as independent public accountants for the Corporation for fiscal year 1994.
A total 15,906,551 of the 17,388,334 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

    (1)  Elected the following directors:
                                          Number of             Number of
                                          Shares --             Shares --
                                          Voted                 AUTHORITY
             Directors                        FOR               WITHHELD
         ----------------                 ------------          ---------
         Berl Bernhard                    15,830,556            75,995
         Beverly B. Byron                 15,827,038            79,513
         John K. Castle                   15,830,225            76,326
         Dan A. Colussy                   15,829,654            76,897
         William C. Hittinger             15,828,182            78,369
         James L. Holloway, III           15,828,181            78,370
         George V. McGowan                15,828,197            78,354
         Jack Moseley                     15,830,306            76,245
         Lawrence A. Skantze              15,828,406            78,145

    (2) Ratified the selection of Coopers & Lybrand as independent public accountants for the Corporation for fiscal year 1994 by an affirmative vote of 15,861,774; shares voted against ratification were 11,824 and shares abstained were 32,953.

No other matters were submitted to a vote of the stockholders at the meeting.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a)  Exhibits                                Description
- - ------------            -----------------------------------------------
Exhibit 10.30 Amendment, dated as of February 7, 1994, among the UNC Incorporated, Airwork Corporation; the several banks and other financial institutions from time to time parties to the Credit Agreement and Chemical Bank, a New York banking corporation; as agent for the Banks.

Exhibit 11              Computation of Earnings Per Common Share

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1994.

                    UNC Incorporated and Subsidiaries

                                SIGNATURE

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNC Incorporated




Date:  August 15, 1994          By:  /s/ Robert L. Pevenstein
                                     -----------------------------
                                     Robert L. Pevenstein
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                    UNC Incorporated and Subsidiaries

                        SEQUENTIAL EXHIBIT INDEX


 Exhibit
Sequential
 Number                           Description                           Page
- - ----------        --------------------------------------------------   ------
Exhibit 10.30     Amendment, dated as of February 7, 1994, among
                  the UNC Incorporated, Airwork Corporation; the
                  several banks and other financial institutions
                  from time to time parties to the Credit Agreement
                  and Chemical Bank, a New York banking corporation;
                  as agent for the Banks.                                 24


Exhibit 11        Computation of Earnings Per Common Share                28

                                                           EXHIBIT 10.30
                                                          CONFORMED COPY

            AMENDMENT, dated as of February 7, 1994 (this "Amendment"), among UNC INCORPORATED, a Delaware corporation (the "Company"), AIRWORK CORPORATION, a Delaware corporation ("Airwork"; together with the Company, the "Borrowers"), the several banks and other financial institutions from time to time parties to the Credit Agreement described below (the "Banks") and CHEMICAL BANK, a New York banking corporation, as agent for the Banks (in such capacity, the "Agent").

                          W I T N E S S E T H :

            WHEREAS, the Borrowers, the Banks and the Agent are parties to a certain Second Amended and Restated Credit Agreement, dated as of July 24, 1992 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"); and

            WHEREAS, the Borrowers have requested that the Credit
Agreement be amended and that certain provisions of the Credit Agreement be waived, all as set forth herein;

            NOW, THEREFORE, in consideration of the premises and of the mutual agreements herein contained, the parties hereto agree as follows:

      1. Definitions. Unless otherwise defined herein, terms defined in the Credit Agreement are used herein as therein defined. Unless otherwise indicated, all Section and subsection references are to the Credit Agreement.

      2. Amendment of Subsection 6.1. Subsection 6.1 of the Credit Agreement is hereby amended as follows:

      (a) by deleting from subsection (b) thereof the columns designated "Period" and "Interest Coverage" and the time periods and ratios appearing in such subsection below such columns and inserting in lieu thereof the following:

                  "Period                             Interest Coverage
                  --------                            -----------------
            Effective Date through
              September 30, 1992                      1.60 to 1.00

            October 1, 1992 through
              September 30, 1993                      2.00 to 1.00

            October 1, 1993 through
              June 30, 1994                           1.50 to 1.00

            July 1, 1994 through
              September 30, 1994                      1.85 to 1.00

            October 1, 1994 and
              thereafter                              2.00 to 1.00";

      (b) by deleting from subsection (c) thereof the columns designated "Period" and "Operating Profit" and the time periods and ratios appearing in such subsection below such columns and inserting in lieu thereof the following:

                  "Period                             Operating Profit
                  --------                            ----------------
            Effective Date through
              September 30, 1992                      1.50 to 1.00

            October 1, 1992 through
              September 30, 1993                      1.75 to 1.00

            October 1, 1993 through
              December 31, 1993                       1.50 to 1.00

            January 1, 1994 through
              March 31, 1994                          1.40 to 1.00

            April 1, 1994 through
              June 30, 1994                           1.35 to 1.00

            July 1, 1994 and
              thereafter                              1.75 to 1.00"; and

      (c) by deleting subsection (d) thereof in its entirety and inserting in lieu thereof the following:

      "(d) Funded Debt to Tangible Net Worth. Permit the ratio of Funded Debt to Consolidated Tangible Net Worth at the end of any fiscal quarter ending during any period set forth below to be greater than the ratio set forth below as "Debt to Net Worth" opposite the period during which such fiscal quarter shall end:

                  "Period                             Debt to Net Worth
                  --------                            -----------------
            October 1, 1992 through
              September 30, 1993                      1.50 to 1.00

            October 1, 1993 through
              December 31, 1993                       1.75 to 1.00

            January 1, 1994 through
              March 31, 1994                          1.95 to 1.00

            April 1, 1994 through
              June 30, 1994                           1.85 to 1.00

            July 1, 1994 through
              September 30, 1994                      1.80 to 1.00

            October 1, 1994 and
              thereafter                              1.60 to 1.00".

      3. Limited Effect. Except as expressly amended hereby, the Credit Agreement shall continue to be, and shall remain, in full force and effect in accordance with its terms.

      4. Effectiveness. This Amendment shall be deemed to be effective on the date on which the following conditions precedent have been satisfied:

      (a) The Agent shall have received counterparts of this Amendment, duly executed and delivered by the Borrowers and the Required Banks; and

      (b) The Agent shall have received, for the account of each Bank, a fee, payable in immediately available funds, in an amount equal to 3/16 of 1% times such Bank's Commitment.

      5. Counterparts. This Amendment may be executed by the parties hereto in any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

      6. GOVERNING LAW. THE AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

      7. Expenses. The Borrowers jointly and severally agree to pay or reimburse the Agent for (i) all its reasonable out-of-pocket costs and expenses incurred in connection with the development, preparation and execution of this Amendment and any other documents prepared in connection herewith, and the consummation of the transactions contemplated hereby and thereby, including, without limitation, the reasonable fees and disbursements of counsel to the Agent and (ii) all its reasonable out-of-pocket costs and expenses incurred in connection with the enforcement or preservation of any rights under this Amendment and any other such documents.

            IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed and delivered by their properly and duly authorized officers as of the day and year first above written.


                                    UNC INCORPORATED
                                    AIRWORK CORPORATION
                                    By: /s/ Greg Bubb
                                        -----------------------------
                                        Title:  Vice President

                                    CHEMICAL BANK
                                      as Agent and as a Bank
                                    By: /s/ Peter Eckstein
                                        -----------------------------
                                        Title:  Vice President

                                    CONTINENTAL BANK, N.A.
                                    By:  /s/ Adam Balbach
                                         ----------------------------
                                         Title:  Vice President

                                    NATIONSBANK OF NORTH CAROLINA, N.A.
                                    By:  /s/ Robert Gillison
                                         ----------------------------
                                         Title:  Vice President

                                                      Exhibit 11


                             UNC Incorporated and Subsidiaries
                         Computation of Earnings Per Common Share
                      (Dollars in thousands except per share amounts)

                                          Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                         ----------------------    ---------------------
                                           1994          1993        1994        1993
                                         --------     ---------    --------    ---------
Net earnings (loss)                      $(54,634)    $  2,921     $(52,172)   $  5,136
                                         ========     ========     ========    ========
Calculation of primary earnings
  per share:

     Average common shares outstanding
     during the year primary (1)           17,490       17,354       17,440      17,329
                                         --------     --------     --------    --------
Earnings (loss) per share, primary (2):

     Net earnings (loss)                 $  (3.12)    $    .17     $  (2.99)   $    .30
                                         ========     ========     ========    ========



(1) Exclusive of 700,000 shares of treasury stock for all periods presented.

(2) For all periods presented the earnings (loss) per share assuming full dilution is the same as primary.