Form 10-Q
period 1994-09-30
UNC INC
filed 1994-11-14
CIK 276104

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the period ended September 30, 1994


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

                                    [ X ] Yes      No



      Number of shares of Common Stock, par $0.20, outstanding as of November 4, 1994: 17,508,547 (excluding 700,000 treasury shares held by a subsidiary).

                    UNC Incorporated, and Subsidiaries

                                   INDEX


                                                                   Page No.
Part I. Financial Information

Consolidated Statements of Earnings
      Three Months and Nine Months Ended September 30, 1994 and 1993    1

Consolidated Balance Sheets
      September 30, 1994 and December 31, 1993                          2

Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1994 and 1993                     3

Notes to Consolidated Financial Statements                              4

Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               8


Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                            13

Signature Page                                                          14

Exhibit Index                                                           15

                             UNC Incorporated and Subsidiaries
                            Consolidated Statements of Earnings
                      (Dollars in thousands except per share amounts)

                                      Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                     -------------------    --------------------
                                        1994      1993         1994        1993
                                     --------- ---------    ---------   ---------
Sales and operating revenues         $129,721  $105,529     $390,459    $283,242

Costs and expenses:
  Cost and operating expenses         108,629    90,019      326,787     229,955
  Selling, general and
    administrative expenses            15,914    13,282       55,084      38,121
  Restructuring charge                                        58,706
                                     --------  --------     --------    --------
                                      124,543   103,301      440,577     268,076
                                     --------  --------     --------    --------
Operating income (loss)                 5,178     2,228      (50,118)     15,166

Other income (expense):
  Interest income                          12       176           26         226
  Interest expense                     (4,649)   (3,975)     (13,796)     (9,592)
  Other                                  (504)     (565)      (1,290)     (1,516)
                                     --------  --------     --------    --------
                                       (5,141)   (4,364)     (15,060)    (10,882)
                                     --------  --------     --------    --------

Earnings (loss) before income taxes
  and extraordinary item                   37    (2,136)     (65,178)      4,284
Income tax benefit (provision)            ( 7)    5,838       13,036       4,554
                                     --------  --------     --------    --------
Earnings (loss) before extraordinary
  item                                     30     3,702      (52,142)      8,838
Extraordinary item-early retirement
  of debt, net of income taxes                     (532)                    (532)
                                     --------  --------     --------    --------
Net earnings (loss)                  $     30  $  3,170     $(52,142)   $  8,306
                                     ========  ========     ========    ========
Earnings (loss) per share:
  Earnings (loss) before extraordinary
    item                             $              .21        (2.99)        .51
  Extraordinary item                               (.03)                    (.03)
                                     --------  --------     --------    --------
  Net earnings (loss)                $         $    .18     $  (2.99)   $    .48
                                     ========  ========     ========    ========

                             UNC Incorporated and Subsidiaries
                                Consolidated Balance Sheets
                                  (Dollars in thousands)

                                                       September 30,   December 31,
                                                           1994            1993
                                                        ----------     -----------
Assets
- - - - ------
Current assets:
  Cash and short-term investments                       $  1,647       $  1,494
  Accounts receivable, less allowance for
    doubtful accounts of $7,526 and $6,366,
    respectively                                          81,731         91,058
  Unbilled costs and accrued profits on
    contracts in progress                                 22,224         28,384
  Inventories                                             69,452        109,766
  Assets held for sale                                    42,746
  Other                                                   14,853         18,378
                                                        --------       --------
    Total current assets                                 232,653        249,080

Assets held for sale-noncurrent                           18,704         25,910

Property, plant and equipment, at cost                    74,918         99,068
Less accumulated depreciation                             28,467         32,037
                                                        --------       --------
    Net property, plant and equipment                     46,451         67,031
Cost in excess of net assets of acquired com-
  panies, less accumulated amortization of $22,255
  and $19,257, respectively.                             140,984        141,718
Other assets                                              36,236         22,394
                                                        --------       --------
    Total assets                                        $475,028       $506,133
                                                        ========       ========

                             UNC Incorporated and Subsidiaries
                                Consolidated Balance Sheets
                                  (Dollars in thousands)

                                                       September 30,   December 31,
                                                           1994            1993
                                                        ----------     -----------
Liabilities and Shareholders' Equity
- - - - ------------------------------------
Current liabilities:
  Current portion of long-term debt                     $ 27,674       $  6,529
  Accounts payable                                        46,615         38,625
  Income taxes                                             2,553          2,062
  Accruals related to restructuring                       14,527
  Accruals and other current liabilities                  49,798         51,664
                                                        --------       --------
    Total current liabilities                            141,167         98,880

Long-term debt, less current portion:
  Revolving Senior Bank Debt, prime plus 1/2% due 1995                   16,500
  9 1/8% Senior Notes due 2003                           100,000        100,000
  7 1/2% Convertible Subordinated Debentures due 2006     69,000         69,000
  Other                                                    2,830          5,254
                                                        --------       --------
Total long-term debt, less current portion               171,830        190,754
Other long-term liabilities                               48,431         51,013
                                                        --------       --------
    Total liabilities                                    361,428        340,647

Shareholders' equity:
Series preferred stock, par value $1.00 per share;
  Authorized 12,000,000 shares; 250,000 designated
  Series A Junior Participating Preferred Stock,
  none issued
Common stock, par value $0.20 per share; authorized
  50,000,000 shares; issued 18,203,434 and
  18,085,334 shares, respectively                          3,641          3,617
Additional paid-in capital                               122,770        121,746
Retained earnings (deficit)                               (1,583)        50,559
                                                        --------       --------
                                                         124,828        175,922
Less:
  Treasury stock, at cost (700,000 shares)                 8,750          8,750
  Minimum pension liability adjustment                     1,345          1,345
  Unearned compensation-restricted stock                   1,133            341
                                                        --------       --------
    Total shareholders' equity                           113,600        165,486
                                                        --------       --------
    Total liabilities and shareholders' equity          $475,028       $506,133
                                                        ========       ========

                             UNC Incorporated and Subsidiaries
                           Consolidated Statements of Cash Flows
                                  (Dollars in thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             1994        1993
                                                           --------    --------
Cash flows from operating activities:
  Net earnings (loss)                                      $(52,142)   $  8,306
  Adjustments to reconcile net earnings (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                           9,860       7,988
      Provision for restructuring                            58,706
      Provision for losses on accounts receivable             3,568       1,190
      Deferred income taxes (benefit)                       (16,701)     (5,182)
      Income from leveraged lease                            (1,955)
      Extraordinary loss on retirement of debt                              626
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable          4,929     (10,262)
          (Increase) decrease in unbilled costs & accrued
            profits on contracts in progress                  6,160      (7,714)
          (Increase) in inventories                         (14,096)     (3,767)
          (Increase) decrease in other current assets         7,178      (8,590)
          (Increase) in other noncurrent assets                (142)     (1,505)
          Increase (decrease) in accounts payable             7,990      (5,271)
          Increase (decrease) in accruals and other
            current liabilities                              (7,966)        509
          Increase in income taxes payable                      491         834
          Increase (decrease) in other noncurrent
            liabilities                                        (156)      3,321
          (Decrease) in discontinued operations
            liabilities                                      (3,434)     (2,128)
                                                           --------    --------
          Total adjustments                                  54,432     (34,573)
                                                           --------    --------
          Net cash and short-term investments
                 provided (used) by operating activities      2,290     (21,645)
                                                           --------    --------

                             UNC Incorporated and Subsidiaries
                     Consolidated Statements of Cash Flows (continued)
                                  (Dollars in thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             1994        1993
                                                           --------    --------
Cash flows from investing activities:
  Net proceeds from sale of assets                            6,237       4,860
  Additions to property, plant and equipment                 (8,912)     (7,067)
  Acquisition of subsidiaries, net of cash acquired          (1,785)    (29,171)
  Purchase of marketable securities                                     (14,100)
  Investment in leveraged lease                                          (2,660)
  Naval Products phase out                                                1,361
  Other transactions                                                        (26)
                                                           --------    --------
          Net cash and short-term investments
                 used by investing activities                (4,460)    (46,803)
                                                           --------    --------
Cash flows from financing activities:
  Additions to debt                                         149,245     228,000
  Reductions in debt                                       (147,024)   (160,589)
  Other transactions                                            102          77
                                                           --------    --------
          Net cash and short-term investments
                  provided by financing activities            2,323      67,488
                                                           --------    --------
  Net increase in cash and short-term investments               153        (960)
  Cash and short-term investments at beginning of year        1,494       1,968
                                                           --------    --------

  Cash and short-term investments at end of period         $  1,647    $  1,008
                                                           ========    ========

                     UNC Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements

1. The accompanying unaudited financial statements, which should be read in conjunction with the Consolidated Financial Statements included in the Annual Report filed on Form 10-K for the year ended December 31, 1993.
   The statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. It is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included. Results of interim periods are not necessarily indicative of results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the 1994 presentations.

2. Inventories at September 30, 1994 and December 31, 1993:

                                               (Dollars in thousands)
                                                 1994        1993
                                               --------    --------
   Component parts and materials               $ 46,518    $ 84,016
   Work in process                               21,037      23,429
   Supplies                                       1,897       2,321
                                               --------    --------
                                               $ 69,452    $109,766
                                               ========    ========
3. In the second quarter of 1994, the Company recorded a $58.7 million
   ($47.0 million after-tax) charge for restructuring which includes the shutting down or sale and disposal of marginal operations, the consolidation and downsizing of other operations, and the write down of excess inventory and under utilized property, plant and equipment that has been identified for sale to third parties to generate additional cash flow.

4. Net sales of tangible products for the nine months ended September 30, 1994 amounted to $228.4 million and cost and operating expenses related to tangible goods sold amounted to $181.3 million.

5. On September 30, 1994 the Company collected $19.8 million related to an international contract. These funds were used to reduce revolving credit debt which is included in the current portion of long-term debt. Accounts payable of $13.5 million related to this contract was paid in early October 1994.

   At September 30, 1994 $24.5 million ($38.0 million if the $13.5 million of above mention payables were included) of revolving credit debt which is due in July 1995 was classified as current portion of long-term debt. The Company intends to complete the renegotiation of its revolving credit agreement for an extended term by the end of March 1995.

6. In July 1993, the Company issued $100 million principal amount of 9-1/8% Senior Notes due 2003. The notes are guaranteed by all of the Company's subsidiaries in the manner described below. The combined guarantors are jointly and severally liable under the subsidiary guarantees.

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

   The following condensed consolidating information presents:

(1) Condensed financial statements as of September 30, 1994 and 1993, and for the nine months ended September 30, 1994 and 1993 of (a) the Company on a parent company only basis (Parent Company), (b) the Combined Guarantors, and (c) the Company on a consolidated basis.
(2) The Parent Company with its investments in subsidiaries accounted for on the equity method.
(3) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

September 30, 1994 Condensed Consolidating Balance Sheet

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
                                                    (Dollars in thousands)
Assets
- - - - ------
Current assets:
  Cash & short-term investments          $    509   $   1,138                     $   1,647
  Accounts receivable, net                    475      81,256                        81,731
  Unbilled costs and accrued
    profits on contracts in progress                   22,224                        22,224
  Inventories                                          69,452                        69,452
  Assets held for sale                      4,209      38,537                        42,746
  Other                                       704      14,149                        14,853
                                         --------    --------                     ---------
     Total current assets                   5,897     226,756                       232,653
                                         --------    --------                     ---------
Assets held for sale-noncurrent            18,090         614                        18,704
Property, plant & equipment, net              830      45,621                        46,451
Cost in excess of net assets
  of acquired companies, net                          140,984                       140,984
Other noncurrent assets                     9,233      27,003                        36,236
Investments in and advances
  to subsidiaries                         296,494                  $(296,494)
                                         --------    --------      ---------      ---------
    Total assets                         $330,544    $440,978      $(296,494)     $ 475,028
                                         ========    ========      =========      =========

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
                                                    (Dollars in thousands)
Liabilities and Shareholders' Equity
- - - - ------------------------------------
Current liabilities:
  Current portion of long-term debt      $  2,068   $  25,606                     $  27,674
  Accounts payable                          1,668      44,947                        46,615
  Accruals and other current liabilities   19,915      46,963                        66,878
                                         --------    --------                     ---------
    Total current liabilities              23,651     117,516                       141,167
                                         --------    --------                     ---------
Long-term debt                            171,092         738                       171,830
Other noncurrent liabilities               13,451      34,980                        48,431
                                         --------    --------                     ---------
    Total liabilities                     208,194     153,234                       361,428
                                         --------    --------                     ---------
Common stock and additional paid
  in capital                              126,411                                   126,411
Retained earnings (deficit)                (1,583)                                   (1,583)
Equity of subsidiaries and
  advances of parent                                  296,494       (296,494)
                                         --------    --------      ---------      ---------
                                          124,828     296,494       (296,494)       124,828
    Less:
    Treasury stock at cost
     (700,000 shares)                                   8,750                         8,750
    Minimum pension liability adjustment    1,345                                     1,345
    Unearned compensation-restricted
     stock                                  1,133                                     1,133
                                         --------    --------      ---------      ---------
  Total shareholders' equity              122,350     287,744       (296,494)       113,600
                                         --------    --------      ---------      ---------
Total liabilities and
    shareholders' equity                 $330,544    $440,978      $(296,494)     $ 475,028
                                         ========    ========      =========      =========

September 30, 1993 Condensed Consolidating Balance Sheet

                                         Parent     Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
                                                        (Dollars in thousands)
                                                             (Unaudited)
Assets
- - - - ------
Current assets:
  Cash & short-term investments          $    349   $     659    $              $   1,008
  Marketable securities                    14,100                                  14,100
  Accounts receivable, net                  3,680      83,583                      87,263
  Unbilled costs and accrued
    profits on contracts in progress                   27,131                      27,131
  Inventories                                         104,439                     104,439
  Other                                       879      13,084                      13,963
                                         --------   ---------    ---------      ---------
     Total current assets                  19,008     228,896                     247,904
                                         --------   ---------    ---------      ---------
  Net assets of discontinued operations     6,548      11,882                      18,430
  Property, plant & equipment, net          2,866      66,429                      69,295
  Cost in excess of net assets
    of acquired companies, net                        112,936                     112,936
  Other noncurrent assets                  14,688       9,266                      23,954
  Investments in and advances
    to subsidiaries                       335,965                 (335,965)
                                         --------   ---------    ---------      ---------
    Total assets                         $379,075   $ 429,409    $(335,965)     $ 472,519
                                         ========   =========    =========      =========

                                         Parent     Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
                                                        (Dollars in thousands)
                                                             (Unaudited)
Liabilities and Shareholders' Equity
- - - - ------------------------------------
Current liabilities:
  Current portion of long-term debt      $  1,000   $   5,866    $              $   6,866
  Accounts payable                            116      31,403                      31,519
  Accruals and other current liabilities    8,908      27,340                      36,248
                                         --------   ---------    ---------      ---------
    Total current liabilities              10,024      64,609                      74,633
                                         --------   ---------    ---------      ---------
  Long-term debt, less current portion    190,500       3,284                     193,784
  Other noncurrent liabilities              5,385      34,301                      39,686
                                         --------   ---------    ---------      ---------
    Total liabilities                     205,909     102,194                     308,103
                                         --------   ---------    ---------      ---------
  Common stock and additional paid -
    in capital                            125,363                                 125,363
  Retained earnings                        47,803                                  47,803
  Equity of subsidiaries and
    advances from parent                              335,965     (335,965)
                                         --------   ---------    ---------      ---------
                                          173,166     335,965     (335,965)       173,166
    Less treasury stock at cost
    (700,000 shares)                                    8,750                       8,750
                                         --------   ---------    ---------      ---------
  Total shareholders' equity              173,166     327,215     (335,965)       164,416
                                         --------   ---------    ---------      ---------
Total liabilities and
  shareholders' equity                   $379,075   $ 429,409    $(335,965)     $ 472,519
                                         ========   =========    =========      =========

Nine Months Ended September 30, 1994 Condensed Consolidating
Statement of Earnings

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
                                                    (Dollars in thousands)
Sales and operating revenues             $           $ 390,459                   $ 390,459
Costs and expenses:
  Costs and operating expenses                         326,787                     326,787
  Selling, general and administrative
    expenses                                14,413      40,671                      55,084
  Restructuring charge                       4,800      53,906                      58,706
  Allocated expenses                        (5,328)      5,328
                                         ---------   ---------                   ---------
                                            13,885     426,692                     440,577
                                         ---------   ---------                   ---------
Operating income (loss)                    (13,885)    (36,233)                    (50,118)
Other income (expense):
  Interest income                               18           8                          26
  Interest expense                         (10,777)     (3,019)                    (13,796)
  Other                                     (1,311)         21                      (1,290)
  Equity in income (loss) of
    subsidiaries                           (31,888)               $  31,888
                                         ---------   ---------    ---------      ---------
                                           (43,958)     (2,990)      31,888        (15,060)
                                         ---------   ---------    ---------      ---------
Earnings (loss) before income taxes        (57,843)    (39,223)      31,888        (65,178)
Income tax benefit                           5,701       7,335                      13,036
                                         ---------   ---------    ---------      ---------
Net earnings (loss)                      $ (52,142)  $ (31,888)   $  31,888      $ (52,142)
                                         =========   =========    =========      =========

Nine Months Ended September 30, 1994 Condensed Consolidating
Statement of Cash Flows

                                         Parent      Combined
                                         Company    Guarantors   Consolidated
                                         -------    ----------   ------------
                                                    (Dollars in thousands)
Net cash flow from (used by) operations  $ (10,110)  $  12,400   $    2,290
                                         ---------   ---------   ----------
Cash flows from investing activities:
  Additions to property, plant and
    equipment                                 (304)     (8,608)      (8,912)
  Acquisition of subsidiaries                           (1,785)      (1,785)
  Net proceeds from sale of assets                       6,237        6 237
                                         ---------   ---------    ---------
    Net cash and short-term investments
     provided (used) by investing
     activities                               (304)     (4,156)      (4,460)
                                         ---------   ---------    ---------
Cash flows from financing activities:
  Additions to debt                        111,085      38,160      149,245
  Reductions in debt                      (119,425)    (27,599)    (147,024)
  Other transactions, net                      102                      102
  Net cash transfers to (from) parent       18,148     (18,148)
                                         ---------   ---------    ---------
    Net cash and short-term investments
     provided (used) by financing
     activities                              9,910      (7,587)       2,323
                                         ---------   ---------    ---------
Net increase (decrease) in cash and
  short-term investments                      (504)        657          153
Cash and short-term investments at
  beginning of year                            857         637        1,494
                                         ---------   ---------    ---------
Cash and short-term investments at
  end of period                          $     353   $   1,294    $   1,647
                                         =========   =========    =========

Nine Months Ended September 30, 1993 Condensed Consolidating
Statement of Earnings

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
                                                      (Dollars in thousands)
Sales and operating revenues             $           $ 283,242    $              $ 283,242
Costs and expenses
  Costs and operating expenses                         229,955                     229,955
  Selling, general and administrative
    expenses                                 9,434      28,687                      38,121
  Allocated expenses                       (10,098)     10,098
                                         ---------   ---------    ---------      ---------
                                              (664)    268,740                     268,076
                                         ---------   ---------    ---------      ---------
Operating income                               664      14,502                      15,166
Other income (expense)
  Interest income                              216          15                         226
  Interest expense                          (8,031)     (1,561)                     (9,592)
  Other                                     (1,531)         15                      (1,516)
  Equity in income of subsidiaries          15,616                  (15,616)
                                         ---------   ---------    ---------      ---------
                                             6,270      (1,536)     (15,616)       (10,882)
                                         ---------   ---------    ---------      ---------
Earnings before income taxes
  and extraordinary item                     6,934      12,966      (15,616)         4,284
Income tax benefit (provision)               1,904       2,650                       4,554
                                         ---------   ---------    ---------      ---------
Earnings before extraordinary item           8,838      15,616      (15,616)         8,838
Extraordinary item                            (532)                                   (532)
                                         ---------   ---------    ---------      ---------
Net earnings                             $   8,306   $  15,616    $ (15,616)     $   8,306
                                         =========   =========    =========      =========

Nine Months Ended September 30, 1993 Condensed Consolidating
Statement of Cash Flows

                                         Parent      Combined
                                         Company    Guarantors   Consolidated
                                         -------    ----------   ------------
                                                (Dollars in thousands)
Net cash flow from operations            $  (6,801)  $  (8,976)   $ (12,553)
                                         ---------   ---------    ---------
Cash flows from investing activities:
  Net proceeds from sale of assets                       4,805        4,805
  Additions to property, plant and
    equipment                                  (33)     (2,249)      (2,262)
  Acquisition of subsidiaries, net of
    cash acquired                                       (5,865)      (5,865)
  Purchase of marketable securities        (14,000)                 (14,000)
  Investment in leverage lease              (2,660)                  (2,660)
  Naval Products phase out                   1,361                    1,361
  Other transactions, net                                  (26)         (26)
                                         ---------   ---------    ---------
    Net cash and short-term investments
     provided (used) by investing
     activities                            (15,432)    (31,371)     (46,803)
                                         ---------   ---------    ---------
Cash flows from financing activities:
  Additions to debt                        228,000                  228,000
  Reductions in debt                      (160,417)       (172)    (160,589)
  Other transactions, net                       77                       77
  Net cash transfers to (from) parent      (46,724)     46,724
                                         ---------   ---------    ---------
    Net cash and short-term investments
     provided by financing activities       20,936      46,552       67,488
                                         ---------   ---------    ---------
  Net increase (decrease) in cash and
  short-term investments                    (1,297)        337         (960)
Cash and short-term investments at
  beginning of year                          1,646         322        1,968
                                         ---------   ---------    ---------
Cash and short-term investments at
  end of period                          $     349   $     659    $   1,008
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

The Company has taken steps to reduce its cost structure and asset base in light of the continuing depressed economic conditions in the aviation industry. In the second quarter of 1994 the Company recorded a $58.7 million provision for restructuring which includes the shutting down of a marginal operation, an allowance for the sale and disposition of two other businesses, the consolidation and downsizing of other operations, and the write down of excess inventory and under utilized property, plant and equipment that has been identified for sale to third parties to generate additional cash flow.
The provision for restructuring consists of $42.3 million to cover the closing of a facility, the sale and disposition of two other businesses, the consolidation of two plants and the downsizing of other facilities. The
Company has closed its engine overhaul facility in Burbank, California and consolidated its engine overhaul business principally at its facilities in Millville, New Jersey. The Company will position for sale and disposition its chemical milled aircraft and engine components facility in Weatherford, Texas, and its helicopter overhaul and refurbishment facility in Ozark, Alabama. These actions are being taken due to the under utilization of the Weatherford facility caused by the depressed market condition being experienced by OEM's in connection with the construction of new aircraft and due to a sharp reduction in the number of overhauls that can be expected in the foreseeable future at the Ozark facility. The Company has also consolidated two of its accessory overhaul plants located in Long Island, New
York into one facility. The balance of the provision of $16.4 million relates principally to the write down to estimated realizable value of certain excess inventory and under utilized property, plant and equipment that has been identified for sale on the open market. When fully implemented the restructuring program is expected to generate $85.0 million of cash, net of restructuring expenses, through asset sales over a period of twenty-four months from its implementation in July 1994 and result in annual cost savings of approximately $15.0 million including operating expense reductions of $9.0 million and interest expense of $6.0 million.

During the first quarter (three months ended September 30, 1994) of this restructuring program, as stated, the Company closed its engine overhaul operations in Burbank, California and transferred these operations to its Millville, New Jersey and Miami, Florida facilities. In addition, the

Company is preparing for the orderly liquidation of assets identified for sale under this program and has generated approximately $6.0 million of cash.
The Company is also in negotiations with third parties for the sale of various other assets that were identified in the restructuring program, including the sale of its Burbank, California property. The Company expects the negotiations of the sale of the Burbank property to be completed in the first quarter of 1995.

An amended agreement was signed on October 5, 1994 with the Mohegan Tribe of Indians of Connecticut. This agreement provides for the Mohegan Tribe to purchase for $25.0 million the property which was previously used by the Company for its submarine propulsion manufacturing business. Also in October, 1994 Federal legislation was enacted which allows the property to be placed into trust for the Mohegan Tribe once the Department of Interior accords final approval. An additional $2.0 million will be paid to the Company for, among other things, obtaining acceptance of the property into trust for the Mohegan Tribe. Activity is proceeding toward the final approval and closing of the transaction.

Quarter Ended September 30, 1994 Compared with Quarter Ended
- - - - ------------------------------------------------------------
September 30, 1993.
- - - - ------------------
Revenues were $129.7 million for the third quarter of 1994 compared with
$105.5 million in the 1993 quarter, an increase of $24.2 million (23%) and operating income for the 1994 quarter increased $3.0 million to $5.4 million.

The Company's Manufacturing Division revenues for the 1994 quarter of $27.0 million decreased $1.1 million (4%) compared with the 1993 quarter.
Revenues generated by UNC Johnson Technology and UNC Aerostructures acquired in 1993 were more than offset by lower revenues at the Company's other manufacturing facilities. Operating income decreased $0.6 million to $2.7 million in the 1994 quarter compared with the 1993 quarter, principally due to lower volume resulting from the weak aviation manufacturing market.

Revenues of $44.4 million in the 1994 quarter from the Overhaul Division decreased $8.1 million (15.4%) compared with the 1993 quarter. The reduction in revenues is principally due to decreases in JT8 overhauls resulting from the Company's decision to withdraw from the JT8 overhaul business in late
1993 and to a lesser extent reductions in small engine and accessory overhauls due to increased pricing pressures from existing competition.
Operating income was $2.2 million in the 1994 quarter compared with an operating loss of $1.6 million in the 1993 period. The improvement in operating income in the 1994 quarter is principally due to the elimination of losses incurred in JT8 overhauls.

Aviation Services Division revenues of $58.3 million increased $33.4 million in the 1994 quarter. The increase in revenues is principally due to revenues contributed by UNC Lear Siegler acquired in October 1993 and consolidated into the Aviation Services Division. Operating income was $2.7 million in the 1994 quarter compared with an operating loss of $.02 million in the 1993 quarter. The improvement in operating income in the 1994 quarter is principally due to earnings from the acquisition of UNC Lear Siegler.

Selling, general and administrative expenses in the 1994 quarter were $15.9 million or 12.3% of sales compared with $13.3 million or 12.6% of sales in the 1993 quarter. The increase in selling, general and administrative expenses in the 1994 quarter is due to expenses of the companies acquired during 1993 and increased international marketing efforts.

Nine Months Ended September 30, 1994 Compared with Nine Months Ended
- - - - --------------------------------------------------------------------
September 30, 1993.
- - - - -------------------
Revenues were $390.5 million for the nine months ended September 30, 1994 compared with $283.2 million in the 1993 period, an increase of $107.2 million (38%) and operating income for the 1994 period reflects a loss of
$50.1 million compared with income of $15.2 million in the 1993 period.
Adjusting for the second quarter restructuring provision of $58.7 million and a one-time charge of $9.6 million for adjustments related to the carrying value of certain long term manufacturing contracts, increases in allowance for doubtful accounts as well as other operating items described below, operating income would have been $18.2 million in the 1994 period.

The Company's Manufacturing revenues for the 1994 period of $81.5 million increased $21.8 million (37%) compared with the 1993 period. The increase in revenues in the 1994 period is principally due to revenues generated by UNC
Johnson Technology and UNC Aerostructures acquired in 1993, offset by lower volume at the Company's other manufacturing facilities. Operating income was $5.3 million in the 1994 period compared with $6.5 million in the 1993 period. The 1994 period includes a one-time charge of $3.5 million for an adjustment to cost estimates on long term manufacturing contracts. Without this adjustment operating income would have been $8.8 million in the 1994 period.

Revenues of $129.4 million in the 1994 period from the Overhaul Division decreased $20.4 million (13.7%) compared with the 1993 period. The reduction in revenues is principally due to decreases in JT8 overhauls, resulting from the Company's decision to withdraw from the JT8 overhaul business in late
1993, and accessory overhauls, due to increased pricing pressures from existing competition. These reductions were partially offset by revenues of $3.0 million generated by UNC Metcalf acquired in 1993 and $2.0 million from a leveraged lease transaction. Operating income was $7.9 million in the 1994 period. The 1994 period includes a one-time charge of $2.0 million for increases in allowances for doubtful accounts for receivables related to ongoing litigation with a customer and to the settlement of certain other receivables in order to expedite the collection of cash. Without this adjustment income would have been $9.9 million in the 1994 period.

Aviation Services Division revenues of $179.6 million increased $105.9 million in the 1994 period. The increase in revenues is principally due to revenues contributed by UNC Lear Siegler acquired in October 1993 and consolidated into the Aviation Services Division. Operating income increased
$7.6 million after adjusting for a $2.0 million nonrecurring claim against the U.S. government (for costs incurred prior to 1993) which was recorded in the first quarter of 1993. The increase in operating income is principally due to earnings contributed from the acquisition of UNC Lear Siegler.

Selling, general and administrative expenses in the 1994 period were $55.1 million or 14.1% of sales compared with $38.1 million or 13.5% of sales in the 1993 period. The increase in selling, general and administrative expense in the 1994 period is due to expenses of the companies acquired during 1993 and increased international marketing efforts. Additionally the 1994 period includes a one-time charge of approximately $5.7 million related to increases in allowances for doubtful notes and accounts (included in this amount are the allowance adjustments mentioned above) and the write-off of expenses incurred in the unsuccessful Aviall acquisition. Without this one-time charge selling, general and administrative expenses would have been approximately 12.7% of sales.

Activity under the Company's contract service operations, which principally involve basic aviation training and maintenances of aircraft, appears to have stabilized in the short term after having declined in recent years as a result of reduction in defense spending. Continuation of this trend, however, cannot be assured as the Defense Department is continuing to close various military bases where the Company provides contract services. A portion of the workload of these bases is being relocated to bases where the Company already performs aircraft maintenance functions. Further consolidation of military training and maintenance contracts is expected as bases are eliminated and other defense cuts reduce the value of individual contracts. However, the Company expects that continued pressures on defense spending could increase the outsourcing of services currently being provided by military and other government personnel to lower cost providers such as the Company. Additional opportunities for work from Army, Air Force and Navy depots may result from the recommendations made by the Congressionally-mandated DoD-Industry Depot Maintenance Task Force on which UNC was represented. For example, the employees of the Newark Aerospace Guidance and Metrology Depot in Ohio selected the Company in open competition and the Company has formed an alliance named UNC Newark with these employees. UNC
Newark will compete for the Air Force "privatization-in-place" contract which is scheduled to begin in conjunction with that base closure in October 1995.

"Privatization-in-place" is a concept under which facilities will be transferred to local jurisdictions and the depot work will be performed by commercial companies. In February, the Company was successful bidder on a contract to provide maintenance and logistic support to the Royal Saudi Naval
Forces. This contract with total potential revenues over a three year period of approximately $20 million, will expand the Company's presence in Saudi
Arabia and offset possible additional future reductions in defense spending.
In June, the Company was awarded for the fourth time a five year $102 million contract by the U.S. Navy Air Training Command to provided complete maintenance and logistic support for the Navy's TH-57 helicopter fleet.

Continued effort on the part of the U.S. government to further reduce defense spending is affecting the demand for aircraft engines used in military applications and could have an impact on the Company's manufacturing operations. In an effort to reduce the potential effect of these reduction, the Company's manufacturing operation have focused their marketing efforts for the past several years more on commercial rather than military products.
The Company's original equipment manufacturer customers continue to reduce significantly their number of suppliers and their own procurement staffs.
The Company's manufacturing operations remain a part of the reduced subcontractor base and as such have obtained new contracts that the Company believes may have not been available to the Company in the past when the base of suppliers was much larger. Although the Company's Manufacturing Division provided its principal customers with price concessions during 1992, 1993, and 1994 in anticipation of receiving additional future orders, the Company believes that increased volume from these anticipated additional orders, together with on-going productivity enhancement and cost reduction programs should mitigate the effect of the price concessions. Furthermore, during the second half of 1993 and the first quarter of 1994 the Company expanded its backlog as well as its customer base, by acquiring the contract backlog of two financially pressured competitors. The work-in-process of these contracts has been transferred to existing Company facilities along with the required tooling and inventories.

Interest expense increased $4.2 million in the nine month period ended
September 30, 1994 principally due to higher average debt levels resulting from acquisitions made in 1993 and higher interest rates.

Liquidity and Capital Resources
- - - - -------------------------------
As previously discussed, the Company expects that its restructuring program will generate approximately $85.0 million in cash, net of restructuring expenses, from the sale of excess assets over a period of twenty-four months from its implementation in July 1994 and result in annual cost savings of approximately $15.0 million including operating expense reductions of $9.0 million and interest expense of $6.0 million.  The cash generated will be used to reduce debt.  Assets sold relative to the Company's restructuring program amounted to $6.0 million during the third quarter of 1994.

Long-term debt, including current portion, was $199.5 million at September
30, 1994 compared to $197.3 million at December 31, 1993. The increase in long-term debt of $2.2 million was a result of operating cash requirements of the nine month period ended September 30, 1994. The Company's debt-to-capitalization ratio at September 30, 1994 was 63.7% compared with 54.4% at December 31, 1993. The Company has a Revolving Credit Facility which provides for the availability of $75 million, reduced by outstanding letters of credit which aggregated $9.3 million at September 30, 1994. The unused availability under the facility was $41.2 million at September 30, 1994. In
August 1994 the Company's Revolving Credit capacity was increased from $65 million to $75 million. At September 30, 1994, the Company's working capital was $91.5 million with a current ratio of 1.7 to 1 compared with $150.2 million with a current ratio of 2.5 to 1 at December 31, 1993. This reduction is due in part to the classification at September 30, 1994 of the Company's Revolving debt which is due July 24, 1995 as a current liability.
The Company intends to renegotiate the debt for an extended term at which time the Company anticipates it will be classified as long-term debt. (Also, see Note 5 of Notes to Consolidated Financial Statements.)

Capital expenditures for the nine month period ended September 30, 1994 amounted to $8.9 million compared with $7.1 million for the nine month period ended September 30, 1993. The expenditures in the 1994 period include one-time payments of $2.1 million for tooling purchased in accordance with a prior agreement, this tooling is being held for sale, and $1.0 million for machinery and equipment acquired in connection with the Anadite carve out.
It is anticipated that capital expenditures for the remainder of 1994 will be less than depreciation and amortization expense and will be financed from internally generated funds, lease arrangements and revolving credit borrowings.

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- - - - -----------------------------------------

(a) Exhibits                                Description
- - - - ------------            -----------------------------------------------
Exhibit 10.31           Amendment and Waiver, dated as of August 8, 1994, to
                        the Second Amended and Restated Credit Agreement,
                        dated as of July 24, 1992, among UNC Incorporated or
                        UNC Airwork Corporation, the several banks and other
                        financial institutions from time to time parties
                        thereto and Chemical Bank as agent for the Banks.

Exhibit 11              Computation of Earnings Per Common Share.

Exhibit 27              Financial Data Schedule (electronic filing only).


(b)                      Reports on Form 8-K:
- - - - ---                     ---------------------
                        No reports on Form 8-K were filed by the Company
                        during the quarter ended September 30, 1994.

                     UNC Incorporated and Subsidiaries

                                 SIGNATURE

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNC Incorporated




Date:  November 14, 1994        By:  /s/ Robert L. Pevenstein
                                     ---------------------------
                                     Robert L. Pevenstein
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                     UNC Incorporated and Subsidiaries

                         SEQUENTIAL EXHIBIT INDEX


 Exhibit
Sequential
 Number                           Description

Exhibit 10.31 Amendment and Waiver, dated as of August 8,
              1994, to the Second Amended and Restated Credit
              Agreement, dated as of July 24, 1992, among UNC
              Incorporated or UNC Airwork Corporation, the several banks and other financial institutions from time to time parties thereto and Chemical
              Bank as agent for the Banks.

Exhibit 11    Computation of Earnings Per Common Share

Exhibit 27    Financial Data Schedule (electronic filing only).


                                                              Exhibit 10.31

                           AMENDMENT AND WAIVER

              AMENDMENT AND WAIVER, dated as of August 8, 1994 (this
"Amendment"), to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among UNC INCORPORATED, a Delaware corporation
(the "Company" or "UNC"), UNC AIRWORK CORPORATION (formerly known as Airwork
Corporation), a Delaware corporation ("Airwork"; together with the Company, the "Borrowers"), the several banks and other financial institutions from time to time parties thereto (the "Banks") and CHEMICAL BANK, a New York banking corporation, as agent for the Banks (in such capacity, the "Agent").


                           W I T N E S S E T H :


              WHEREAS, the Borrowers have requested that the Aggregate
Commitment under the Credit Agreement be increased to $75,000,000 and that certain financial covenants contained in the Credit Agreement be amended; and

              WHEREAS, subject to the terms and conditions set forth herein, the Banks are willing to (i) permit certain of the Banks to temporarily increase their respective Commitments up to an Aggregate Commitment of $75,000,000 and (ii) make certain other amendments to the Credit Agreement, as set forth herein;

              NOW, THEREFORE, in consideration of the premises and of the mutual agreements herein contained, the parties hereto agree as follows:

              1. Definitions. As used in this Amendment, terms defined herein are used as so defined and, unless otherwise defined, terms defined in the Credit Agreement are used herein as therein defined.
Unless otherwise indicated, all Section and subsection references are to the Credit Agreement.

              2. Amendment of Subsection 1.1. Subsection 1.1 of the Credit Agreement is hereby amended as follows:

              (a) by amending the definition of "Accounts" by deleting therefrom the percentage "3%" and inserting in lieu thereof the following percentage: "9%";

              (b) by amending the definition of "Consolidated Current
   Liabilities" by inserting immediately preceding the period (".") at the end thereof the following phrase: "; provided that for purposes of determining compliance with subsection 6.1(a), amounts outstanding under this Agreement shall not be considered Consolidated Current Liabilities";

              (c) by amending the definition of "Consolidated Net Income" by inserting immediately preceding the period (".") at the end thereof the following:

              "; and provided, further, that solely for purposes of determining compliance with the provisions of subsection 6.1(b)
              'Consolidated Net Income' with respect to any period which includes the Company's fiscal quarter ending June 30, 1994, there shall be added to the amount otherwise determined in accordance with the above procedures the Restructuring Charge";

                (d) by inserting the following definitions therein in the appropriate alphabetical order:

                                "'August 1994 Amendment':  the amendment,
              dated as of August 8, 1994, to this Agreement.

                                'August 1994 Amendment Effective Date':
              August 8, 1994, or such later date on which all conditions precedent set forth in the August 1994 Amendment shall have been satisfied or waived.

                                'Operating Profit Ratio':  for any period,
              the ratio of (A) Consolidated Operating Profit plus depreciation plus other non-cash charges plus Consolidated
              Lease Expense minus capital expenditures of the Company and its Subsidiaries for such period, to (B) Consolidated Interest
              Expense.

                                'Mandatory Reduction Date':  the earlier to
              occur of (i) the first date on which the proceeds received by the Company and its Subsidiaries from any sales of assets
              (other than sales of inventory in the ordinary course of business) occurring after the August 1994 Amendment Effective
              Date equal or exceed $20,000,000 in the aggregate and (ii)
              December 31, 1994.

                                'Restructuring Charge':  the aggregate
              amount of (i) the restructuring charge taken by the Company during the fiscal quarter ended June 30, 1994, as determined in accordance with GAAP and reflected on the consolidated financial statements of the Company for the period ended June
              30, 1994 required to be delivered in accordance with subsection
              5.1(b) and (ii) all other charges reflected in such financial statements that were taken by the Company in connection with the restructuring of the Company and its Subsidiaries commenced in July 1994; provided that the Restructuring Charge shall in no event exceed $68,400,000.".

              3. Amendment of Subsection 1.2. Subsection 1.2 of the Credit Agreement is hereby amended by inserting at the end of subparagraph (a) thereof the following sentence:

   "Notwithstanding the foregoing, accounts receivable or inventory of the Company or its Subsidiaries shall not be excluded from the definition of Eligible Accounts or Eligible Inventory solely as a result of reclassification of such accounts receivable or inventory as "assets held for sale" on the consolidated balance sheet of the Company and its Subsidiaries in connection with the restructuring of the Company and its Subsidiaries commenced in July 1994."

              4. Amendment of Subsection 2.1. Subsection 2.1 of the Credit Agreement is hereby amended by deleting subparagraph 2.1(a) thereof in its entirety and inserting in lieu thereof the following subparagraph:

              "(a) Subject to the terms and conditions hereof, each Bank severally agrees to make revolving credit loans to UNC (individually, a "UNC Loan"; collectively, the "UNC Loans") and to Airwork (individually, an "Airwork Loan"; collectively, the "Airwork Loans") from time to time during the Commitment Period in an aggregate principal amount at any one time outstanding not to exceed the Commitment Percentage of such Bank times the lesser of (i) the Aggregate Commitment at such time, minus the amount of the Exposure at such time and (ii) the Borrowing Base in effect at such time, minus the amount of the Exposure at such time. The
   Commitments shall be available to each of the Borrowers in an aggregate amount not to exceed (i) in the case of UNC, the Aggregate Commitment, and (ii) in the case of Airwork, $34,000,000 (as each of such amounts set forth in clauses (i) and (ii) may be reduced upon any reduction of the Commitments in accordance with subsection 2.5, such Borrower's
   "Commitment Portion"); provided, however, that in no event shall the aggregate amount of the Loans outstanding to all Borrowers plus the outstanding Exposure exceed the amount of the Commitments then in effect.
   During the Commitment Period the Borrowers may use the Commitments by borrowing, prepaying the Loans in whole or in part, and reborrowing, all in accordance with the terms and conditions hereof.".

              5. Amendment of Subsection 2.4. Subsection 2.4 of the Credit Agreement is hereby amended by inserting at the end thereof the following new subparagraph (d):

              "(d)              In the event that the Operating Profit Ratio
   for the period of four consecutive fiscal quarters ending December 31,
   1994 is less than 1.50 to 1.00, the Borrowers jointly and severally agree to pay to the Agent for the account of each Bank a fee for each such Bank equal to (i) such Bank's Commitment Percentage times (ii) $162,500.  Such fee shall be payable on the earlier to occur of (A) the date of delivery of the officer's certificate with respect to such period pursuant to subsection 5.2(b) and (B) the 120th day after the end of the Company's fiscal year ending December 31, 1994.".

              6. Amendment of Subsection 2.5. Subsection 2.5 of the Credit Agreement is hereby amended by inserting immediately after the subsection heading thereof the subparagraph designation "(a)" and by inserting at the end thereof the following new subparagraph (b):

              "(b) On the Mandatory Reduction Date, (i) the Aggregate
   Commitment shall be automatically reduced to $65,000,000, (ii) the Company's Commitment Portion shall be automatically reduced to $65,000,000, and (iii) the respective Commitments of the Banks shall be automatically amended as set forth on Schedule II.".

              7. Amendment of Subsection 2.6. Subsection 2.6 is hereby amended by inserting at the end thereof the following new subparagraphs (c) and (d):

              "(c) On the Mandatory Reduction Date, (i) UNC shall make prepayment of outstanding UNC Loans in an amount equal to the excess, if any, of the sum of (A) the aggregate amount of UNC Loans outstanding on such date and (B) the Exposure on such date over UNC's Commitment Portion
   (after giving effect to the provisions of subsection 2.5(b)), together with accrued interest to the date of such prepayment and any amounts owing by such Borrower pursuant to subsection 2.16 and (ii) Airwork shall make such borrowings from and prepayments to the Banks as shall be required to cause the aggregate principal amount of outstanding Airwork
   Loans of each Bank hereunder to equal such Bank's Commitment Percentage
   (after giving effect to the provisions of subsection 2.5(b)) of the total
   Loans outstanding on such date, together with accrued interest on any amounts so prepaid and any amounts owing by such Borrower pursuant to subsection 2.16. Notwithstanding the provisions of subsection 2.12, any such required prepayments shall be made to the Banks on a non-pro rata basis in such amounts as shall be required to cause the aggregate principal amount of UNC Loans and Airwork Loans, respectively, of each Bank remaining outstanding after such prepayments to equal such Bank's
   Commitment Percentage (after giving effect to the provisions of subsection 2.5(b)) of the total outstanding UNC Loans and Airwork Loans.
   Unless the Borrowers otherwise elect, the application of prepayments referred to in this subsection 2.6(c) shall be made first to prepay
   Reference Rate Loans before being applied to prepay Eurodollar Loans.

              (d) If any Letters of Credit are outstanding on the Mandatory
   Reduction Date, each of the Banks shall be deemed to have unconditionally and irrevocably sold and/or purchased, in each case without recourse or warranty, such undivided interests and participations in all outstanding
   Letters of Credit as shall be required to cause each Bank's percentage participation in the obligations under each outstanding Letter of Credit to equal such Bank's Commitment Percentage (after giving effect to the provisions of subsection 2.5(b)) of the obligations under such Letter of Credit.".

              8. Amendment of Subsection 5.2. Subsection 5.2 is hereby amended by inserting in subparagraph (d) thereof, immediately preceding the semi-colon (";") at the end thereof, the following: "and (c) such other supporting documents relating to the Agent's collateral monitoring procedures as the Agent may from time to time request".

              9. Amendment of Subsection 6.1. Subsection 6.1 of the Credit Agreement is hereby amended as follows:

              (a) by deleting from subparagraph (b) thereof the columns entitled "Period" and "Interest Coverage" and inserting in lieu thereof the following:

                                "PeriodInterest Coverage

              Effective Date through
                September 30, 1992   1.60 to 1.00

              October 1, 1992 through
                September 30, 1993   2.00 to 1.00

              October 1, 1993 through
                March 31, 1994       1.50 to 1.00

              April 1, 1994 through
                June 30, 1994        1.20 to 1.00

              July 1, 1994 through
                September 30, 1994   1.35 to 1.00

              October 1, 1994 through
                December 31, 1994    1.30 to 1.00

              January 1, 1995 and
                                  thereafter2.00 to 1.00";

              (b) by deleting from subparagraph (c) thereof the columns entitled "Period" and "Operating Profit" and inserting in lieu thereof the following:

              "Period                Operating Profit

              Effective Date through
                September 30, 1992   1.50 to 1.00

              October 1, 1992 through
                September 30, 1993   1.75 to 1.00

              October 1, 1993 through
                December 31, 1993    1.50 to 1.00

              January 1, 1994 through
                March 31, 1994       1.40 to 1.00

              April 1, 1994 through
                June 30, 1994        1.15 to 1.00

              July 1, 1994 through
                September 30, 1994   1.35 to 1.00

              October 1, 1994 through
                December 31, 1994    1.40 to 1.00

              January 1, 1995 and
                thereafter           1.75 to 1.00";

              (c) by deleting from subparagraph (d) thereof the columns entitled "Period" and "Debt to Net Worth" and inserting in lieu thereof the following:

              "Period                Debt to Net Worth

              October 1, 1992 through
                September 30, 1993   1.50 to 1.00

              October 1, 1993 through
                December 31, 1993    1.75 to 1.00

              January 1, 1993 through
                March 31, 1994       1.95 to 1.00

              April 1, 1994 through
                September 30, 1994   3.00 to 1.00

              October 1, 1994 through
                December 31, 1994      2.85 to 1.00

              January 1, 1995 and
                thereafter           1.60 to 1.00"; and

              (d) by deleting subparagraph (e) thereof in its entirety and inserting in lieu thereof the following subparagraph (e):

                                "(e) Maintenance of Net Worth.  (i) As of
              any date set forth below, permit Consolidated Net Worth as at any date set forth below to be less than the amount set forth below as "Net Worth" opposite such date and (ii) as of the last day of any fiscal quarter ending after December 31, 1994, permit Consolidated Net Worth to be less than (A) $135,000,000 plus (B) 50% of Consolidated Net Income from December 31, 1991 through the end of such fiscal quarter:

                                     DateNet Worth

                                June 30, 1994$112,000,000

                                September 30, 1994$112,000,000

                                December 31, 1994$114,000,000".


              10. Amendment of Subsection 6.3. Subsection 6.3 of the Credit Agreement is hereby amended as follows:

              (a) by inserting after the phrase "Enter into any" therein the following phrase: "transaction of acquisition or";

              (b) by deleting subparagraphs (c) and (e) thereof; and

              (c) by redesignating subparagraphs (d) and (f) thereof as subparagraphs (c) and (d), respectively.

              11. Amendment of Subsection 6.4. Subsection 6.4 of the Credit Agreement is hereby amended by adding to the end thereof the following:

   "Notwithstanding the foregoing, the Company or any Subsidiary may sell any asset which, prior to the August 1994 Amendment Effective Date, was identified in writing to the Banks as an asset proposed to be sold pursuant to the restructuring plan implemented by the Company and its Subsidiaries beginning in July 1994 (the "Restructuring Plan"). In addition, the Company or any Subsidiary may, by written notice to the Banks delivered after the August 1994 Amendment Effective Date, identify additional assets proposed to be sold pursuant to the Restructuring Plan.
   Except as otherwise permitted in clauses (a) through (d) above, no such asset identified after the August 1994 Amendment Effective Date shall be sold by the Company or any Subsidiary unless (i) the Banks shall have received written notice identifying such asset not less than ten (10)
   Business Days prior to such sale and (ii) the Agent, on behalf of the Required Banks, shall not have objected in writing to such proposed sale within five (5) Business Days following receipt of such notice.".

              12. Amendment of Subsection 6.6. Subsection 6.6 of the Credit Agreement is hereby amended as follows:

              (a) by inserting after the phrase "investment in, any Person," the following phrase: "including by means of the purchase of all or substantially all of the assets of such Person,";

              (b) by deleting subparagraphs (d) and (f) thereof; and

              (b) by redesignating subparagraphs (e) and (g) thereof as subparagraphs (d) and (e), respectively.

              13. Waiver of Subsections 6.3 and 6.6. Provided that the Company shall have received written notice from the Agent, on behalf of the Banks, to the effect that the Banks have completed their due diligence review of the proposed acquisition by the Company or a Subsidiary thereof of certain backlog and related assets of Gentz Industries and that based on such review the Banks have no objection to such acquisition, the provisions of subsections 6.3 and 6.6 of the Credit Agreement shall be waived to the extent necessary to permit the Company or any Subsidiary to acquire such backlog and related assets of Gentz Industries.

              14.               Amendment of Schedule II.  The Credit
Agreement is hereby amended by deleting Schedule II thereto in its entirety and inserting in lieu thereof, and designating as Schedule II to the Credit
Agreement, Schedule I attached hereto.

              15.               Amendment of Commitments.  On the August 1994
Amendment Effective Date, the following events shall occur:

              (1) each of the Borrowers shall make such borrowings from and repayments to the Banks as shall be required to cause the aggregate principal amount of outstanding Loans of each Bank under the Credit
   Agreement to equal such Bank's Commitment Percentage (after giving effect to the provisions of this Amendment) of the total Loans outstanding after giving effect to such borrowings and repayments and the other provisions of this Amendment; and

              (2) if any Letters of Credit are outstanding on the August 1994
   Amendment Effective Date, each of the Banks shall be deemed to have unconditionally and irrevocably sold and/or purchased, in each case without recourse or warranty, such undivided interests and participations in all outstanding Letters of Credit as shall be required to cause each Bank's percentage participation in the obligations under each outstanding
   Letter of Credit to equal such Bank's Commitment Percentage (after giving effect to the provisions of this Amendment) of the obligations under such Letter of Credit.

              16.               Conditions Precedent.  The agreement of each
Bank and the Agent to enter into this Amendment is subject to the satisfaction of the following conditions precedent:

              (1) the Agent shall have received, with a counterpart for each Bank, this Amendment, duly executed and delivered by the parties hereto;

              (2) each of the Borrowers shall have duly executed and delivered to the Agent, for the account of each Bank the Commitment of which after giving effect to this Amendment will be different from its Commitment prior to the August 1994 Amendment Effective Date, (i) an endorsement to the UNC Revolving Credit Note previously executed by UNC in favor of such Bank and (ii) an endorsement to the Airwork Revolving
   Credit Note previously executed by Airwork in favor of such Bank, each of which endorsements shall be in substantially the form of Exhibit A hereto, with appropriate insertions;

              (3) the Agent shall have received a consent in the form of Exhibit B attached hereto, duly executed and delivered by each of the Subsidiary Guarantors;

              (4) no Default or Event of Default shall have occurred and be continuing;

              (5) all representations and warranties of each of the Borrowers contained in the Credit Agreement, or otherwise made in connection therewith, shall be true and correct in all material respects on and as of the Amendment Effective Date as if made on and as of such date (unless stated to relate to a specific earlier date, in which case such representations and warranties shall be true and correct in all material respects as of such earlier date);

              (6) the Agent shall have received, (i) for the account of each Bank, an amendment fee equal to 3/8 of 1% of such Bank's Commitment as in effect immediately prior to the August 1994 Effective Date, (ii) for the account of each Bank whose Commitment will be increased as a result of the August 1994 Amendment, a facility fee equal to 1/2 of 1% of the amount of such increase, and (iii) for the account of each party, if any, to whom such fees are payable, all other fees payable by each of the Borrowers to the Agent or any Bank on or before the August 1994 Amendment
   Effective Date;

              (7) the Agent shall have received, with a counterpart for each Bank, copies of the resolutions, in form and substance satisfactory to the Agent, of the board of directors of each of the Borrowers and each of the Subsidiary Guarantors authorizing such party to execute and deliver the documents to be executed and delivered in connection herewith, certified by the Secretary or an Assistant Secretary of such party as of the August 1994 Amendment Effective Date, which certificate shall state that such resolutions have not been amended, modified, revoked or rescinded;

              (8) the Agent shall have received a certificate, dated the August 1994 Amendment Effective Date, of a Responsible Officer of each of the Borrowers as to the facts specified in paragraphs (4) through (6) above; and

              (9) the Agent shall have received, with a counterpart for each Bank, a written legal opinion of Richard Lange, Esq., General Counsel to the Borrowers, confirming in substance the legal opinions rendered by such General Counsel on the Effective Date.

              17. Consent of Banks to Amendments. Execution and delivery of this Amendment by each Bank shall constitute the consent of such Bank to the amendments, if any, of such Bank's Commitment as set forth on Schedule I attached hereto and to all further amendments as set forth in this Amendment.

              18. Limited Effect. Except as expressly amended herein, the Credit Agreement shall continue to be, and shall remain, in full force and effect in accordance with its terms.

              19. Counterparts. This Amendment may be executed by the parties hereto in any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

              20.               GOVERNING LAW.  THIS AMENDMENT SHALL BE
GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF
THE STATE OF NEW YORK.

              21.               Expenses.  The Borrowers jointly and
severally agree (i) to pay or reimburse the Agent for all its reasonable out-of-pocket costs and expenses incurred in connection with the development, preparation and execution of this Amendment and any other documents prepared in connection herewith, and consummation of the transactions contemplated hereby and thereby, including, without limitation, the reasonable fees and disbursements of counsel to the Agent and (ii) to pay or reimburse the Agent for all its reasonable out-of-pocket costs and expenses incurred in connection with the enforcement or preservation of any rights under the Amendment and any other such documents.

              IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed and delivered in New York, New York by their properly and duly authorized officers as of the day and year first above written.


UNC INCORPORATED

By:  /s/ Gregory M. Bubb
    -----------------------------
    Title:  Gregory M. Bubb

UNC AIRWORK CORPORATION (formerly
  known as Airwork Corporation)

By:  /s/ Gregory M. Bubb
    -----------------------------
    Title:  Gregory M. Bubb

CHEMICAL BANK
  as Agent and as a Bank

By:  /s/ Robert Wood
    -----------------------------
Title:  Robert Wood

CONTINENTAL BANK

By:   /s/ W. Russ Covode
     ----------------------------
 Title:  W. Russ Covode

NATIONSBANK OF NORTH CAROLINA, N.A.

By:   /s/ Robert Gillison
     ----------------------------
 Title:  Robert Gillison

                                                                 SCHEDULE I
                                                                 ----------
                                COMMITMENTS
                                -----------

Prior to Mandatory Reduction Date
- - - - ---------------------------------


                                                              Commitment
Bank                            Commitment                    Percentage
- - - - ----                            ----------                    ----------
CHEMICAL BANK                   $27,500,000                   36.67*%
CONTINENTAL BANK                $22,500,000                   30.00%
NATIONSBANK OF NORTH
  CAROLINA, N.A.                $25,000,000                   33.33*%
                                -----------                   ----------
                                $75,000,000                   100.00%
                                ===========                   ==========

After Mandatory Reduction Date
- - - - ------------------------------
                                                              Commitment
Bank                            Commitment                    Percentage
- - - - ----                            ----------                    ----------
CHEMICAL BANK                   $22,500,000                   34.62%*
CONTINENTAL BANK                $22,500,000                   34.62%*
NATIONSBANK OF NORTH
  CAROLINA, N.A.                $20,000,000                   30.77%*
                                -----------                   ----------
                                $65,000,000                   100.00%
                                ===========                   ==========












________________
*  Rounded to the nearest one hundredth of a percent.

                                                                  EXHIBIT A
                                                                  ---------


                        FORM OF ENDORSEMENT No. __
                        ---------------------------

                                                 Dated as of ____ __, 1994


          __________, a Delaware corporation (the "Borrower"), and
__________ (the "Lender") hereby agree that the Note issued by the Borrower to the Lender dated July 24, 1992 (as amended, supplemented or modified from time to time, the "Note") is hereby amended and modified by this Endorsement No. __ as follows:

          Pursuant to the terms of the Amendment, dated as of August 8, 1994, to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among UNC INCORPORATED, UNC AIRWORK CORPORATION (formerly known as Airwork Corporation), the several banks and other financial institutions from time to time parties thereto (the "Banks") and CHEMICAL BANK, as agent for the Banks, pursuant to the terms of which certain Banks are increasing the amount of their Commitments (as defined in the Credit Agreement), the Note is hereby amended by (i) deleting "$_____" as it appears in the top left corner of the Note and substituting, in lieu thereof, "$_____" and (ii) deleting clause (a) from the first paragraph of the Note and substituting, in lieu thereof, a new clause (a), which shall be and read as follows: "(a) _________ DOLLARS ($_____) and".

          Except as expressly amended hereby, the Note remains in full force and effect. The Borrower authorizes the Lender to, and the Lender agrees that it will, insert the following legend on the face of the Note: "This Note has been amended pursuant to Endorsement No. __ hereto, dated as of _____ __, 1994." The Lender agrees to attach this Endorsement to the Note.

___________________________


By:__________________________
     Title:

____________________________



By:__________________________
     Title:

                                                                  EXHIBIT B
                                                                  ---------
                              FORM OF CONSENT
                              ---------------

          Each of the undersigned hereby acknowledges receipt of a copy of and consents to the execution and delivery by the Borrowers (as defined in the Credit Agreement referred to below) of the Amendment, dated as of August 8, 1994 (the "Amendment"), to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"; terms defined in the Credit Agreement being used herein as so defined), among UNC Incorporated, UNC Airwork Corporation (formerly known as Airwork Corporation), the financial institutions party thereto and Chemical Bank, as Agent. Each of the undersigned hereby consents, confirms and agrees with the Agent that the Subsidiary Guarantee is and shall remain in full force and effect after giving effect to such Amendment, shall continue to secure the Obligations and is hereby ratified and confirmed in all respects. Each of the undersigned further consents, confirms and agrees with the Agent that the Subsidiary Security Agreement, if any, to which it is a party is and shall remain in full force and effect after giving effect to such Amendment, shall continue to secure the Obligations and is hereby ratified and confirmed in all respects. Each of the undersigned hereby acknowledges that the Agent and the Banks are entering into the Amendment in reliance upon the respective agreements of the undersigned set forth in this paragraph and the continuing effect of the Subsidiary Guarantee and the Subsidiary Security Agreements.

UNC Holdings, Inc.              UNC Engine & Engine Parts,
UNC Tri-Industries, Inc.           Inc. (formerly known as
UNC Airwork Corporation         Engine & Engine Parts,
  (formerly known as               Inc.)
   Airwork Corporation)         UNC Texas CAMCO Incorporated
UNC Pacific Airmotive              (formerly known as Texas
  Corporation, Inc.             CAMCO Incorporated)
  (formerly known as            UNC Chemical Dynamics
   Pacific Airmotive               Incorporated
   Corporation)                 UNC Artex, Inc.
Burnside-Ott Aviation           UNC Manufacturing
  Training Center, Inc.            Technology, Inc.
UNC Accessory Overhaul          UNC Nuclear Industries, Inc.
  Group, Inc.                   Reclamation Inc.
UNC Aviation Services, Inc.     UNC Recovery Corporation
UNC Helicopter, Inc.            United Nuclear Corporation
UNC CAMCO Incorporated          UNC Cornucopia Mining
  (formerly known as               Company, Inc.
   CAMCO Incorporated)          UNC International Sales, Inc.

UNC ARDCO Incorporated          UNC Air Capital Incorporated
  (formerly known as            UNC Johnson Technology, Inc.
   ARDCO Incorporated)          UNC Lear Siegler, Inc.
UNC All Fab, Inc.
UNC Metcalf Servicing, Inc.


                                By: _____________________
                                   Name:   Gregory M. Bubb
                                   Title:  Treasurer of each
                                           of the above
                                           Subsidiary
                                           Guarantors

                                                                  Exhibit 11

                             UNC Incorporated and Subsidiaries
                         Computation of Earnings Per Common Share
                          (in thousands except per share amounts)

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                         ----------------------    --------------------
                                           1994          1993        1994        1993
                                         --------     ---------    --------    ---------
Earnings (loss) before extraordinary
  item                                   $     30     $  3,702     $(52,142)   $  8,838
Extraordinary item - early retirement
  of debt, net of income taxes                            (532)                    (532)
                                         --------     --------     --------    --------
Net earnings (loss)                      $     30     $  3,170     $(52,142)   $  8,306
                                         ========     ========     ========    ========
Calculation of primary earnings
  per share:

     Average common shares outstanding
     during the year primary (1)           17,503       17,381       17,461      17,346
                                         --------     --------     --------    --------
Earnings (loss) per share, primary (2):

     Earnings (loss) before extraordinary
       item                              $            $    .21     $  (2.99)   $    .51
     Extraordinary item                                   (.03)                    (.03)
                                         --------     --------     --------    --------
     Net earnings (loss)                 $            $    .18     $  (2.99)   $    .48
                                         ========     ========     ========    ========



(1)   Exclusive of 700,000 shares of treasury stock for all periods presented.

(2) For all periods presented the earnings (loss) per share assuming full dilution is the same as primary.