Form 10-K
UNC INC
filed 1995-03-31
CIK 276104

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994   Commission file number 1-7795

                              UNC INCORPORATED
           (Exact name of registrant as specified in its charter)
       DELAWARE                           54-1078297
(State of incorporation)               (I.R.S. employer
                                    identification number)
175 Admiral Cochrane Drive
Annapolis, Maryland                              21401
(Address of principal executive offices)       (Zip code)
                                (410)266-7333
             Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class   Name of Each Exchange on Which Registered
-------------------   -----------------------------------------
Common Stock,
 Par Value $0.20 Per Share            New York Stock Exchange
 9 1/8% Senior Notes due 2003            New York Stock Exchange
 7 1/2% Convertible Subordinated
    Debentures due 2006               New York Stock Exchange

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO  [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1995 was approximately
$92,074,000.

   The number of shares of Registrant's Common Stock outstanding on March 1, 1995 was 17,545,247 (excluding 700,000 shares held
in treasury).              (Cover page continued)

                     DOCUMENTS INCORPORATED BY REFERENCE



   Portions of the Registrant's definitive Proxy Statement, expected to be filed by March 17, 1995, specifically excluding the sections titled "Statement of Management Development and Compensation Committee on Executive Compensation" and "Comparison of Five-Year Cumulative Total Return Among UNC Incorporated, NYSE Market Value Index and Peer Group Index", in connection with the solicitation of proxies for its 1995 Annual Meeting of Shareholders, are incorporated into Items 10, 11, 12 and 13 under Part III.

                      UNC INCORPORATED AND SUBSIDIARIES
                      ---------------------------------
Item 1.     Business

   The Company is a diversified supplier of products and services to the aviation industry which includes: the overhaul of aircraft engines, industrial gas turbine engines and aircraft accessories, the manufacture and remanufacture of jet engine and aircraft components and providing maintenance and training, repair and logistical contract services.

   In the second quarter of 1994, the Company recorded a restructuring charge of $58.7 million ($47.0 million after-tax) in connection with a strategic program to reduce its cost structure and asset base in light of the continuing depressed economic conditions in the aviation industry. The restructuring charge consisted of $42.3 million to cover the closing of a facility, the sale and disposition of two other businesses, the consolidation of two other plants, and the downsizing of other facilities. The balance of the charge of $16.4 million related primarily to the write down to estimated realizable value of certain inventory and under utilized property, plant and equipment that was identified for sale.

                          ENGINE OVERHAUL DIVISION

   UNC Engine Overhaul Division is comprised of three operations, UNC Airwork, UNC Engine & Engine Parts and UNC Metcalf.
Together these three operations perform turbine engine overhaul and maintenance, provide parts provisioning for business and helicopter operators, regional airlines, helicopter operations, and provide industrial power packages for land based industrial use.

   UNC Airwork is a leading independent provider of turbine engine overhaul services. UNC Airwork overhauls and repairs over 40 different engine models for a wide range of corporate and commercial customers. In 1994, the auxiliary power unit repair capabilities of UNC Accessory Services were transferred to UNC Airwork operations in Millville, New Jersey. Also in 1994, the small engine overhaul operations conducted at Pacific Airmotive in Burbank, California were consolidated into UNC Airwork's facilities in Millville, New Jersey and Miami, Florida. This consolidation places all major engine overhaul capabilities in two strategic locations, making for a more cost effective use of each unit's capabilities.

   UNC Engine and Engine Parts provides parts and accessory support for small gas turbine engines, as well as industrial packages. Specializing in the support of the PT6 engine, this unit has also expanded capabilities to meet the needs of PT6T Twin Pac, JT15 D and Allison 250 operators. UNC Engine and

Engine Parts maintains an inventory of PT6 spare engines and also has one of the largest PT6 inventories of parts and accessories in the industry.

   Acquired in 1993, UNC Metcalf specializes in the overhaul and repair of industrial turbine engine, particularly the Solar Centaur and Saturn models. UNC Metcalf provides support services that extend into all areas of operations including engineering, installation, maintenance, parts repair and rebuild. Additionally, UNC Metcalf has developed many proprietary repair processes which provides customers with a low cost alternative to parts replacement. UNC Metcalf also provides complete "turnkey" service including on site contract maintenance and operations.

   Revenues of the Engine Overhaul Division were $131.6 million in 1994 (25% of the Company's 1994 revenues).

                             COMPONENT SERVICES

   UNC Component Services provides a wide range of repair, remanufacturing and overhaul services for the commercial airline industry as well as for the original equipment manufacturers. This Division was formed in 1994 in order to combine all repair services serving the same customer base under one management providing a streamlined approach to the customer's needs.

   UNC Accessory Services consists of four certified FAA repair station facilities providing accessory overhaul, repair and test services to aircraft operators including major airlines, international airlines, national airlines, regional airlines, package and freight carriers, and corporate operators. Services are also provided to independent aircraft engine overhaul facilities and aftermarket distributors. UNC Accessory Services supports over fifty categories of aircraft accessories, covering more than thirty thousand different parts. The items serviced include landing gear, constant speed drives, radar components, generators, transponders, pneumatic valves, cooling turbines, flight control actuators, propellers, fuel system components, hydraulic system components, and anti-skid brake system components. New capabilities for regional turbo-prop aircraft and newer generation turbine aircraft continue to be added.

   UNC Accessory services was founded in 1951 and acquired by the Company in 1989. UNC Accessory Services is an authorized service center for leading original equipment manufacturers, including Allied Signal Aerospace Products, Garrett General Aviation Services, APPH, Chandler Evans, and HR Textron. The Company believes it to be the largest independent supplier of accessory support.

   UNC Tri-Remanufacturing, which was started by the Company in 1991, reconditions engine components to serviceable condition. The remanufacturing business is supported by market driven repair development and customers' desires to lower repair and overhaul costs. UNC Tri-Remanufacturing's customers are the commercial airlines who perform their own engine overhauls and the independent and OEM engine overhaul shops and the military. These customers generally lack the expertise, the ability to develop approved repairs, and the volume of work on each different part to justify in-house performance of this work.

   UNC Artex, founded in 1957 and whose assets were acquired by the Company in April 1993, expands the Company's repair and remanufacturing capabilities through highly specialized repairs of components including engine gearboxes and cases, as well as aircraft component housings and other engine and aircraft parts and accessories. UNC Artex's primary customers are the major commercial airlines.

   Revenues of the Component Services Division were $54.4 million in 1994 (10% of the Company's 1994 revenues).

                                MANUFACTURING

   UNC's Manufacturing Division supplies turbine engine and airframe component parts for the prime engine and aircraft original equipment manufacturers and the military. UNC Manufacturing provides advanced capabilities from design to production that result in high technology, precise tolerance and advanced alloy parts. This Division consists of UNC Tri-Manufacturing, UNC Johnson Technology and UNC Aerostructures - Washington and Texas.

   UNC Tri-Manufacturing, founded in 1955 and acquired by the Company in 1988, is the largest of the three manufacturing units and is a leading manufacturer of precision components, aircraft parts and assemblies for turbine engines for commercial and military aviation applications. Primary customers include General Electric, Pratt & Whitney and the Department of Defense.

   UNC Johnson Technology, founded in 1963 and acquired by the Company in July 1993, provides high technology turbine nozzles and vane manufacturing and repair, and specialized non-conventional machining of super alloys such as electro-chemical deep hole drilling, laser drilling, and electrical-discharge machining. Customers include Pratt & Whitney, the Department of Defense, and General Electric.

   UNC Aerostructures - Washington, founded in 1965 and acquired by the Company in 1993, is an experienced manufacturer of structural components and sheet metal sub-assemblies for major aircraft manufactures such as Boeing. UNC Aerostructures - Texas, acquired by the Company in 1990, produces chemical-milled structures and performs metal finishing used in the production of aircraft and engine components. Together, the two facilities provide a complete manufacturing capability serving virtually all major airframe and aerospace companies, leading industrial subcontractors and the U.S. Military. Customers include, Boeing, Northrop, Vought, Bell Helicopter, Lockheed and Grumman.

   Revenues for Manufacturing Division were $93.7 million in 1994
(18% of the Company's 1994 revenues).

                              AVIATION SERVICES

   UNC Aviation Services Division is a market leader in the provision of aircraft maintenance, overhaul, logistics support and aviation training services to the U.S. miliary, as well as to domestic and foreign government agencies. The Division has over 63 years of cumulative experience with an unblemished record of distinguished contract performance. The Division has three operating units, UNC Federal Services, UNC Contract Field Services and UNC International Services. Work is performed at military aviation training sites throughout the United States. Contracts are both fixed price and cost plus incentive award fee for multiple years with options. This business is managed centrally at the Company's Annapolis, Maryland headquarters.

   UNC Federal Services is a recognized leader of aircraft maintenance and aircrew training to the U.S. military. The market for these military contract services results from the Department of Defense turning to the private sector to obtain services for less than they would cost if they were performed by government personnel. Awards of these contracts are generally based on best value to the government. As a result, success in obtaining the awards of these contracts requires both high technical rating and low price.

   In the second quarter of 1994, UNC Federal Services was awarded the largest U.S. Navy helicopter maintenance contract at NAS Whiting Field, Florida. This one year contract has four option years and a total five year value of approximately $102 million. The contract was awarded to UNC Federal Services for an unprecedented fourth consecutive time. This unit also won, for a second time, the aircraft maintenance contract for the U.S. Air Force Academy.

   UNC Contract Field Services has for 32 years provided depot-level and below depot-level maintenance, repair and logistical services for virtually every DOD weapon system. Through the Contract Field Teams (CFT) program, the Company serves the U.S. Army, Navy, Air Force, NASA and Coast Guard. In 1994, Field Teams began new efforts at the U.S. Army Corpus Christi Aviation Depot and at the Anniston Army Depot which reflect the Division's initiative to augment military depot workloads.

   UNC International Services provides maintenance program management and logistical services to customers worldwide. The Company is the largest U.S. service contractor to the Royal Saudi Air Force providing F-5 technical and logistical support, C-130 logistical support and other services. In 1994, the Division won a new three year $30 million contract with the Royal Saudi Naval Forces to provide technical support in Saudi Arabia.

   The Aviation Services Division had revenues of $246.1 million in 1993 (47% of the Company's 1994 revenues).

COMPETITION

   The businesses and markets in which the Company operates are highly competitive.

   The Company's engine overhaul operations competes primarily with, and largely at the discretion of, the aircraft OEMs including Allied Signal, General Electric, Pratt & Whitney and Rolls-Royce. These operations also face significant competition from a large number of other domestic and foreign facilities such as Aviall, Standard Aero, National Airmotive, BizJet, Keystone Helicopters, Aeromaritime, PHI, Celma, Turbo Power, Turbotech Repairs, Desert Turbines, Air Force Turbines and others. As exemplified by the Company's recent withdrawal from the JT8 business, the Company's overhaul operations also compete with sales of used engines.

   The Company's component services operations compete with a large number of smaller service facilities and with certain
OEM's that provide aftermarket services for their products.

   Quality and reliability of service, prompt turn-around time, price and customer service are major competitive factors in the engine overhaul and component services businesses.

   In providing contract aviation services to the military, the Company's major competitors are Dyncorp, Reflectone, Serv-Air, Northrop Worldwide Aviation Services, Beech Aviation Services, Inc., Grumman Technical Services, and Lockheed Support Services, Inc.

   UNC Aviation Services Division holds a prominent position in providing aviation and other maintenance services to the U.S. Department of Defense and selected foreign governments. The Division is one of only four companies holding a recurring contract under the Contract Field Team (CFT) program. The program allows these companies to provide maintenance services to the Government on an as-needed basis through individual orders. Other CFT contractors are Dyncorp, Lockheed, and Serv-Air.

   With respect to the Company's manufacturing operations, UNC Tri-Manufacturing's principle competitors are The Barnes Group, Ketema and Chemtronics, and UNC Johnson Technology's competition exists in the form of OEM in-house capabilities and Chromalloy, Meyer Tool, Howmet and Walbar. UNC Aerostructures competes with Ace Clearwater, Dynabil Industries, Monitor Aerospace, AeroChem and ChemFab. UNC Tri-Remanufacturing and UNC Artex's principal competitors are Windsor Airmotive, Chromalloy, NORDAM PSD and Pyromet. Price, quality and customer service are major competitive factors in this business.

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

GOVERNMENT REGULATION:

   UNC Airwork, UNC Accessory Services, UNC Tri-Remanufacturing, UNC Johnson Technology and UNC Artex are all licensed FAA repair stations in their respective specialties. UNC Accessory Services, UNC Tri-Remanufacturing and UNC Artex are certified by the FAA and hold current C.A.S.E. Registry as well as various approvals by international aviation administration organizations. The principal activities of the Company's discontinued submarine propulsion unit manufacturing business are regulated by the Department of Energy ("DOE"). The Company is also subject to comprehensive regulations designed to maximize safety in the handling of hazardous materials. In addition, certain properties of the Company relating to its discontinued minerals business are affected by special federal and state environmental laws and regulations. See the description of environmental proceedings included in Note 10 to the Company's Consolidated Financial Statements included on pages 26 through 28.

BACKLOG:

   As of December 31, 1994, the total contract price of the backlog of orders for manufactured engine and airframe parts and aviation contract services for the military, including option years, believed to be firm was approximately $670.2 million, and approximately 42% of the orders or services represented thereby have been or are currently expected to be filled during 1995.
As of December 31, 1993, such total was approximately $776.8 million.

EMPLOYEES:

   As of December 31, 1994, the Company had 5,410 employees.

EXPORT SALES:

   For information related to sales to foreign countries, reference is made to Note 16 to the Company's Consolidated
Financial Statements included on page 33.

ITEM 2.     PROPERTIES.

   The principal executive offices of the Company are located at 175 Admiral Cochrane Drive, Annapolis, Maryland. The executive offices are subject to a lease expiring in 1997 with renewal options and an option to purchase and are comprised of approximately 34,000 square feet in a modern office building.

   The following table sets forth certain information regarding the Company's operating facilities as of December 31, 1994.

                                           Approximate
            Location                      Square Footage          Title
           ---------                     ----------------      ---------
      Engine Overhaul Division(1)
         Millville, New Jersey                 260,000            Leased
         Miami, Florida                         46,000            Leased
         Odessa, Texas                          32,000            Leased
         Coconut Creek, Florida                  4,000            Leased

      Component Services Division
         Bayshore, New York                     41,000            Owned
         Ft. Lauderdale, Florida                21,000            Leased
         Grand Prairie, Texas                   41,700            Owned
         Ronkonkoma, New York(2)                60,000            Leased
         Millville, New Jersey                  20,000            Leased
         Addison, Texas                         20,000            Leased
         Terre Haute, Indiana                   66,000            Leased

      Manufacturing Division
         Terre Haute, Indiana                  212,000            Owned
         Muskegon, Michigan                    101,600            Owned
         Weatherford, Texas                    110,000            Leased
         Everett, Washington                   150,000            Leased

      Aviation Services Division
         Annapolis, Maryland                     5,100            Leased
         Oklahoma City, Oklahoma                36,700            Leased
         San Antonio, Texas                     10,000            Leased
         Pensacola, Florida                      2,600            Leased
      ______________________

     (1) The Engine Overhaul Division also leases facilities in four states aggregating approximately 10,000 square feet.

     (2)    Lease expires March 31, 1995 and will not be renewed.
            Operation have been consolidated at the Bayshore, New York facility.

   The Company owns its former engine parts manufacturing plant in Norwich, Connecticut containing approximately 72,000 square feet and owns its former engine overhaul plan in Burbank, California containing approximately 100,000 square feet. In addition, the Company owns the facilities of its discontinued submarine propulsion unit manufacturing business in Montville, Connecticut which includes a modern steel frame building containing approximately 432,000 square feet.

ITEM 3.     LEGAL PROCEEDINGS.

   See the description of a litigation and contingencies appearing in Note 10 of Notes to Consolidated Financial
Statements included on pages 26 through 28.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not Applicable.

                                   PART II


ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

   The principal market for the common stock of UNC Incorporated is the New York Stock Exchange. At December 31, 1994, there were 6,715 holders of record of common stock. The accompanying table sets forth the high and low prices for UNC's common stock in the periods indicated. See Note 7 of Notes to Consolidated Financial Statements for a description of restrictions on the payment of dividends.

                       1994                 1993
Quarter Ended      High      Low        High      Low
-------------     ------    ------     ------    ------
March 31          $11.75    $ 9.13     $ 6.63    $ 5.50
June 30           $10.25    $ 5.13     $ 7.13    $ 5.38
September 30      $ 6.50    $ 5.25     $ 6.88    $ 5.88
December 31       $ 6.50    $ 4.88     $ 9.50    $ 6.50
                  ----------------     ----------------
Closing Price,
  December 30 and 31, respectively
                  $ 6.00            $ 9.38
                  --------------------------------
The closing price of the Company's common stock on February 28, 1995 was $5.63.

ITEM 6.           SELECTED FINANCIAL DATA.
(Dollars and shares in thousands except per share amounts)

                                            Year Ended December 31,
                              ---------------------------------------------------
                                1994        1993        1992        1991        1990
                              --------    --------    --------    --------    --------
OPERATING RESULTS
 Revenues                     $525,833    $438,293    $365,152    $360,571    $356,255
                              ========    ========    ========    ========    ========
 Earnings (loss) from:
   Continuing operations
     before extraordinary
     item                     $(67,932)   $ 11,594    $ 11,369    $(25,485)   $  5,219
   Discontinued operations                                          34,100        (128)
   Extraordinary item -
     early retirement of debt                 (532)                 (1,700)
                              --------    --------    --------    --------    --------
   Net earnings (loss)        $(67,932)   $ 11,062    $ 11,369    $  6,915    $  5,091
                              ========    ========    ========    ========    ========
 Earnings (loss) per share:
   Continuing operations
     before extraordinary
     item                     $  (3.89)   $    .67    $    .66    $  (1.49)   $    .31
   Discontinued operations                                            1.99        (.01)
   Extraordinary item                         (.03)                   (.10)
                              --------    --------    --------    --------    --------
   Net earnings (loss)        $  (3.89)        .64    $    .66    $    .40    $    .30
                              ========    ========    ========    ========    ========
Average number of shares
  outstanding                   17,474      17,356      17,279      17,128      17,082
FINANCIAL POSITION DATA
   Working capital            $100,174    $150,200    $128,150    $ 88,379    $130,266
   Current ratio              1.7 to 1    2.5 to 1    3.1 to 1    1.5 to 1    3.2 to 1
   Total assets               $468,034    $506,133    $391,082    $455,094    $409,980
   Total long-term debt,
     including current
     portion                  $214,323    $197,283    $125,723    $177,829    $186,971
   Shareholders' equity       $ 98,897    $165,486    $155,639    $143,492    $136,488
   Total debt to
     capitalization              68.4%       54.4%       44.7%       55.3%       57.8%
   Return on average
     shareholders' equity                     6.9%        7.6%        4.9%        3.8%
OTHER
   Capital expenditures       $ 10,299    $ 11,250    $  6,602    $  7,280    $ 24,235
   Depreciation and
     amortization             $ 12,727    $ 11,477    $ 10,378    $ 10,196    $ 12,345
   Employees                     5,410       6,430       3,383       3,852       4,612
   Shareholders                  6,715       7,029       7,371       8,936       9,193

See Notes 2, 13 and 17 of Notes to Consolidated Financial
Statements for matters affecting continuing operations and Note
3 of Notes to Consolidated Financial Statements for a description of acquisitions. Capital expenditures in 1994 include $0.5 million from the acquisition of the contract backlog of Anadite and $1.9 million in 1993 from the acquisition of the contract backlog of Heintz.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Continuing Operations

Overview

   The Company's operations are conducted in one business segment which includes: the overhaul of aircraft engines, industrial gas turbine engines and aircraft accessories, the manufacture and remanufacture of jet engine and aircraft components and providing maintenance and training, repair and logistical contract services.

1994 Compared with 1993

   The Company has taken steps to reduce its cost structure and asset base in light of the continuing depressed economic conditions in the aviation industry. The Company's analysis of industry market conditions indicates that the soft industry cycle will continue for the next two years through 1996 and that many of our markets will see little real growth during this period. As a result in the second quarter of 1994 the Company recorded a $58.7 million provision for restructuring which includes the shutting down of a marginal operation, an allowance for the sale and disposition of two other businesses, the consolidation and downsizing of other operations, and the write down of inventory and under utilized property, plant and equipment that has been identified for sale to generate additional cash flow. The provision for restructuring consists of $42.3 million to cover the closing of a facility, the sale and disposition of two other businesses, the consolidation of two plants and the downsizing of other facilities. The Company has closed its engine overhaul facility in Burbank, California and consolidated its engine overhaul business principally at its facilities in Millville, New Jersey and Miami, Florida. The Company positioned for sale and disposition its chemical milled aircraft and engine components facility in Weatherford, Texas, and its helicopter overhaul and refurbishment facility in Ozark, Alabama, which was sold in December 1994. These actions were taken due to the under utilization of the Weatherford facility caused by the depressed market condition being experienced by

OEM's in connection with the construction of new aircraft and a sharp reduction in the number of military helicopter overhauls that were expected in the foreseeable future at the Ozark facility. The Company has also consolidated two of its accessory overhaul plants located in Long Island, New York into one facility. The balance of the provision of $16.4 million relates principally to the write down to estimated realizable value of certain inventory and under utilized property, plant and equipment that has been identified for sale on the open market. When fully implemented the restructuring program is expected to generate $85.0 million of cash, net of restructuring expenses, through asset sales over a period of twenty-four months from its implementation in July 1994 and result in annual cost savings of approximately $15.0 million which includes operating expense reductions of $9.0 million and interest expense of $6.0 million.

   During the first six months of this restructuring program, as stated, the Company closed its engine overhaul operations in Burbank, California and transferred these operations to its Millville, New Jersey and Miami, Florida facilities and sold its helicopter overhaul and refurbishment business. In addition, the Company is preparing for the orderly liquidation of assets identified for sale under this program and has generated approximately $10 million of cash, net of restructuring expenses. The Company completed the auction of certain fixed assets at its Pacific Airmotive subsidiary in January 1995, generating approximately $2.6 million in cash, and is also in negotiations with third parties for the sale of various other assets that were identified in the restructuring program, including the sale of its Burbank, California property. The Company expects the negotiations of the sale of the Burbank property to be completed in 1995.

   At year end the Company's employee head count was 5,410, down slightly more than 1,000 employees compared with the beginning of the year, reflecting the results of tight cost controls and restructuring efforts.

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

   Revenues were $525.8 million in 1994 compared with $438.3 million in 1993, an increase of $87.5 million (20%) and operating income for 1994 reflects a loss of $61.0 million compared with income of $23.4 million in 1993. Included in the 1994 results were a restructuring provision of $58.7 million, a one-time charge of $9.6 million for adjustments related to the carrying value of certain long-term manufacturing contracts, increases in allowance for doubtful accounts as well as other operating items described below, and a $14.0 million fourth quarter 1994 multi-employer pension withdrawal adjustment. Without these adjustments operating income would have been $21.3 million in 1994.

   Revenues for the Engine Overhaul Division in 1994 decreased $23.6 million (15%) to $131.6 million. The reduction in revenues is principally due to decreases in JT8 overhauls, resulting from the Company's decision to withdraw from the JT8 overhaul business in late 1993. The JT8 reductions were partially offset by revenue increases of $3.1 million generated by UNC Metcalf acquired in the third quarter of 1993 and $1.3 million from a leveraged lease transaction. In December 1994, the Company sold a McDonnell Douglas DC-10-30 aircraft for $6.8 million. The aircraft was acquired in September 1993 for $2.7 million under a leveraged lease. Revenues and operating income from the leveraged lease in 1994 and 1993 were $2.6 million and $1.3 million, respectively ($1.5 million and $0.8 million net of income taxes in 1994 and 1993, respectively). Therefore, the $6.8 million of proceeds from the sale was sufficient to cover the carrying value of the lease.

   Operations of the Engine Overhaul Division generated a loss of $5.6 million in 1994 compared with income of $5.5 million in 1993. Included in the 1994 results is a $14 million non-recurring charge for the withdrawal from a multi-employer pension plan (see Note 13 of Notes to Consolidated Financial Statements) and a one-time charge of $1.0 million for an increase in the allowance for doubtful accounts for receivables related to litigation and the bankruptcy of certain customers. Without these adjustments operating income would have been $9.4 million in 1994.

   Revenues for the Component Services Division in 1994 decreased $8.8 million (14%) to $54.4 million, principally due to increased pricing pressures from existing competition in the component services markets. Operating income was $1.2 million in 1994 and $8.3 million in 1993. Included in the 1994 results was a one-time charge of $1.0 million for an increase in the allowance for doubtful accounts related to the settlement of certain receivables. Without this adjustment income would have been $2.2 million in 1994. The decrease in operating income in 1994 is principally due to the reduction in volume.

   The Company's Manufacturing Division revenues for 1994 of $93.7 million increased $16.1 million (21%) compared with 1993. The increase in 1994 revenues is principally due to revenues generated by UNC Johnson Technology and UNC Aerostructures, Washington acquired in the third quarter of 1993, offset by lower volume at the Company's other manufacturing facilities. Operating income was $5.2 million in 1994 compared with $10.8 million in 1993. The 1994 period includes a one-time charge of $3.5 million for an adjustment to cost estimates on long-term manufacturing contracts. Without this adjustment operating income would have been $8.7 million in 1994.

   Aviation Services Division revenues of $246.1 million increased $103.9 million in 1994. The increase in revenues is principally due to revenues contributed by UNC Lear Siegler acquired in October 1993 and consolidated into the Aviation Services Division. Operating income increased $5.0 million after adjusting for a $2.0 million nonrecurring claim against the U.S. government (for costs incurred prior to 1993) which was recorded in the first quarter of 1993. The increase in operating income is principally due to earnings contributed from the acquisition of UNC Lear Siegler and resulting savings from the consolidation of its operations.

   Selling, general and administrative expenses in 1994 were $69.8 million or 13.3% of sales compared with $54.0 million or 12.3% of sales in 1993. The increase in selling, general and administrative expense in 1994 is due to expenses of the companies acquired during 1993 and increased international marketing efforts. Additionally, included in the 1994 period is a one-time charge of approximately $5.7 million related to increases in allowances for doubtful notes and accounts (included in this amount are the allowance adjustments described above) and the write-off of expenses of $0.7 million incurred in connection with an acquisition that was not consummated.
Without this one-time charge selling, general and administrative expenses would have been approximately 12.2% of sales in 1994.

   Activity under the Company's contract service operations, which principally involve maintenance of aircraft and basic aviation training, appears to have stabilized in the short-term after having declined in recent years as a result of reduction in defense spending. Continuation of this trend, however, cannot be assured as the Defense Department is continuing to close various military bases where the Company provides contract services. A portion of the workload of these bases is being relocated to bases where the Company already performs aircraft maintenance functions. Further consolidation of military training and maintenance contracts is expected as bases are eliminated and other defense cuts reduce the value of individual contracts. However, the Company expects that continued pressures on defense spending could increase the outsourcing of services currently being provided by military and other government personnel to lower cost providers such as the Company. Additional opportunities for work from Army, Air Force and Navy depots may result from the recommendations made by the Congressionally-mandated DoD-Industry Depot Maintenance Task Force on which UNC was represented. For example, the employees of the Newark Aerospace Guidance and Metrology Depot in Ohio selected the Company in open competition and the Company has formed an alliance named UNC Newark with these employees. UNC Newark will compete for the Air Force "privatization-in-place" contract which is scheduled to begin in conjunction with that base closure in October 1995. "Privatization-in-place" is a concept under which facilities will be transferred to local jurisdictions and the depot work will be performed by commercial companies. In February 1994, the Company was the successful bidder on a contract to provide maintenance and logistic support to the Royal Saudi Naval Forces. This contract, with total potential revenues over a three year period of approximately
$20 million, will expand the Company's presence in Saudi Arabia and offset possible additional future reductions in defense spending. In June, the Company was awarded, for the fourth time, a five year, $102 million contract by the U.S. Navy Air Training Command to provided complete maintenance and logistic support for the Navy's TH-57 helicopter fleet.

   Continued effort on the part of the U.S. government to further reduce defense spending is affecting the demand for aircraft engines used in military applications and could have an impact on the Company's manufacturing operations. In an effort to reduce the potential effect of these reductions, the Company's manufacturing operation have focused their marketing efforts for the past several years on commercial rather than military products. The Company's OEM customers continue to significantly reduce the number of suppliers and their own procurement staffs. The Company remains a part of the reduced subcontractor base and as such has obtained new contracts that may not have been available in the past when the base of suppliers was much larger. Although the Company's Manufacturing Division provided its principal customers with price concessions during 1992, 1993, and 1994 in anticipation of receiving additional future orders, the Company believes that increased volume from these anticipated additional orders, together with on-going productivity enhancement and cost reduction programs, should mitigate the effect of the price concessions. Furthermore, during the second half of 1993 and the first quarter of 1994, the Company expanded its backlog as well as its customer base, by acquiring the contract backlog of two financially pressured competitors. The work-in-process of these contracts has been transferred to existing Company facilities, along with the required tooling and inventories.

   Interest expense increased $4.7 million in 1994 principally due to higher average debt levels resulting from acquisitions made in 1993, the full year effect of the Senior Notes issued in July 1993 and higher interest rates.

   The income tax benefit for 1994 of $13.5 million was $9.7 million higher than the $3.8 million benefit for 1993. This increase is due to the recognition of income tax benefits, net of allowances on the pre-tax losses incurred in 1994. (See Note 11 of Notes to Consolidated Financial Statements).

1993 Compared with 1992

   Revenues were $438.3 million in 1993 compared with $365.2 million in 1992, an increase of $73.1 million (20%). Operating income in 1993 was $23.4 million compared with $25.4 million in 1992, a decrease of $2.0 million (7%). The reduction in operating income in 1993 was principally due to losses recorded on the JT8 product line, which were partially offset by higher levels of income from the Manufacturing and Aviation Services Divisions.

   Revenues for the Engine Overhaul Division in 1993 decreased $11.4 million (7%) to $155.3 million and operating income decreased $4.4 million to $5.5 million. The reduction in revenues was principally due to a decrease in airline JT8 engine overhauls partially offset by an increase in business aviation and regional airline engine overhauls, revenues of $2.6 million generated by the newly acquired business, UNC Metcalf, and $1.3 million from a leveraged lease transaction. The decrease in JT8 revenues of $17.5 million reflects the prevailing economic conditions within the industry which have significantly reduced the demand for the overhaul of airline JT8 engines, and the Company's resultant decision to withdraw from the JT8 overhaul business. In 1994, as part of its restructuring program, the Company closed its Burbank, California facility which had been engaged in the overhaul of JT8 engines. Operating income decreased to $4.4 million due to lower volume from JT8 overhauls and reduced margins in the competitive business aviation and commuter airline markets, partially offset by income generated by UNC Metcalf and from a leveraged lease transaction of $1.3 million.

   Revenues for the Component Services Division increased $0.9 million (2%) to $63.2 million in 1993, principally due to revenues of $3.4 million generated by UNC Artex acquired in 1993 which was partially offset by the decision to eliminate certain lower margin product lines and from increased pricing pressures from existing competition. Operating income decreased $1.2 million (13%) due to lower volume and pricing pressures which was partially offset by income contributed by UNC Artex acquired in the second quarter of 1993.

   The Company's Manufacturing Division revenues for 1993 of $77.6 million increased $30.5 million (65%) compared with 1992 and operating income increased $4.7 million to $10.8 million. The increase in revenues in 1993 was due to activities on new contracts received during 1993, revenues of $16.3 million generated by the newly acquired businesses, UNC Johnson Technology and UNC Aerostructures, Washington (formerly UNC All
Fab) acquired during 1993 and the contract backlog acquired from Heintz. Revenues and operating income in 1993 and 1992 include claims filed under U.S. government contracts of approximately $2.0 million and $2.2 million, respectively. The 1993 claim was to recover amounts related to increased performance costs resulting from constructive changes, defective specifications and government caused delays; the 1992 claim was for costs associated with termination of a contract for the convenience of the government. The increase in operating income was attributable to $2.9 million generated by the businesses acquired in 1993 and the positive effects of manufacturing and quality improvement programs, partially offset by reduced margins on new contracts due to competitive pressures within the industry.

   Aviation Services Division revenues of $142.2 million increased $53.1 million (60%) in 1993. The acquisition of UNC Lear Siegler in October 1993 contributed $41.6 million to 1993 revenues, and the revenues of UNC Helicopter, acquired in June 1992, increased $4.1 million. Revenues under U.S. government contracts to provide aviation training and maintenance increased $4.8 million, primarily due to increased helicopter maintenance business which was partially offset by reduced pilot training activities. Also, 1993 revenues include a $2.0 million contract claim against the U.S. government following a favorable Federal Circuit Court of Appeals ruling in February 1993 (See Note 10 of Notes to Consolidated Financial Statements) and $0.6 million related to a claim for fees improperly withheld under a government contract. Operating income increased $3.1 million to $8.5 million due to income generated by UNC Lear Siegler of $2.3 million and the $2.6 million in claims, partially offset by lower margins at UNC Helicopter and the effects of reduced pilot training activities on certain contracts.

   Selling, general and administrative expenses in 1993 were $54.0 million or 12.3% of sales compared with $45.3 million or 12.4% of sales in 1992. Although selling, general and administrative expenses decreased as a percentage of revenues, total costs increased in 1993 primarily due to the expenses associated with companies acquired during 1993, increased international marketing efforts and a non-recurring reduction in 1992 of a $1.3 million accrual for certain costs associated with the termination of an equipment lease.

   Total interest expense increased $2.1 million (18%) in 1993 due to additional expense of the Senior Notes issued July 29, 1993, and continuing expense on the 11 1/2% debentures which could not be redeemed until September 7, 1993. Interest expense related to continuing and discontinued operations increased $2.4 million and decreased $0.3 million, respectively. The decrease in interest expense related to discontinued operations is expected to continue as cash proceeds generated by the discontinued operations through the disposal date are used to repay debt attributable to discontinued operations and as the net assets of discontinued operations decrease.

   The income tax benefit for 1993 of $3.8 million was $5.3 million higher than the $1.5 million tax provision for 1992. This difference is due principally to recognition in the third quarter of 1993 of $5.8 million of income tax benefits. Statement of Financial Accounting Standard No. 109 (SFAS No.
109), "Accounting for Income Taxes" requires recognition of income tax benefits for loss carryforwards, credit carryforwards and certain temporary differences for which tax benefits have not previously been recorded when realization of those benefits becomes more likely than not. Various events occurred during the year that caused the Company to re-evaluate the probable realization of the benefits from existing tax assets. Specifically, the acquisition of four new businesses, the awarding of approximately $227 million in new contracts increasing the Company's backlog in the third quarter to approximately $522 million, the decision to withdraw from the unprofitable third-party JT8 airline engine overhaul product line and other events caused the Company to conclude that the realization of various future tax benefits is more likely than not. As a result, the carrying value of the Company's net deferred tax asset was increased in 1993 by $7.6 million of which $1.8 million was allocated to reduce goodwill arising from acquisition of new businesses and $5.8 million was recognized as a current period tax benefit. (See Note 11 of Notes to Consolidated Financial Statements.)

1992 Compared with 1991

   Aviation revenues were $365.2 million in 1992 compared with $358.1 million in 1991, an increase of $7.1 million (2%). Total revenues in 1991 of $360.6 million included sales of $2.5 million related to a non-aviation subsidiary which was sold in 1991. Operating income in 1992 was $25.4 million compared with a loss of $7.0 million in 1991. Operating income in 1991 was affected by adjustments related to the carrying value of certain inventories, increases in allowances for doubtful accounts receivable related to services performed for certain commercial airlines which were in liquidation or in troubled financial condition and the write-down of goodwill related to a defense oriented business.

   Revenues of $166.7 million in 1992 from the Engine Overhaul Division increased $12.7 million (8%) and operating income increased $9.6 million to $9.8 million in 1992. The higher revenues generated were chiefly due to an increase in the number of large engine overhauls during 1992 while small engine sales remained level with 1991 activity. The increase in operating income is principally due to 1991 being affected by the write-down of certain inventories, increases in the allowances for doubtful accounts related to receivables from troubled airlines and a non-recurring charge applicable to the write-down to the appraised value of property underlying an investment in a non-affiliated company. Exclusive of these items, operating income in 1992 would have decreased $1.4 million from 1991 principally as a result of competitive pricing pressures on large engine overhauls partially offset by a reduction in the labor force.

   Revenues of $62.3 million in 1992 from the Component Services Division increased $6.2 million (11%) while operating income decreased $0.3 million to $9.5 million in 1992. The increased revenues were due to aggressive marketing initiatives particularly in foreign markets. Operating income in 1992 was negatively impacted by costs incurred in the consolidation of the Connecticut operations with the Long Island facilities in order to be more efficient and competitive within the industry.

   The Company's Manufacturing Division revenues for 1992 of $47.1 million decreased $14.3 million (23%) compared with 1991 due to reduced volume at the Company's Terre-Haute, Indiana manufacturing facilities resulting from the completion of certain low margin military contracts in 1991 and lower sales of approximately $3.7 million at the Alloy Spot Welders unit, which was sold in June 1992. Partially offsetting these decreases was approximately $2.2 million of revenue in 1992 related to a claim filed under a U.S. government contract for costs associated with the termination of the contract for the convenience of the government. Operating income, however, increased $4.9 million to $6.1 million in 1992 due in part to the results of manufacturing and quality control improvement programs initiated in the latter part of 1991, and the recoupment of certain costs associated with the claim for the contract terminated for the convenience of the government. This increase was partially offset by a $1.2 million reduction in operating income from the Alloy Spot Welders unit and the adverse effect of certain price concessions provided to principal customers in 1991.

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

   Selling, general and administrative expenses decreased from $49.5 million or 13.7% of sales in 1991 to $45.3 million or 12.4 % of sales in 1992 reflecting Company-wide cost-containment efforts and a $1.3 million reduction of an accrual for certain costs associated with the termination of an equipment lease.

   Total interest expense decreased $6.5 million (35%) in 1992 principally due to a significant reduction in debt levels and lower interest rates. Interest expense related to continuing and discontinued operations decreased $4.5 million and $2.0 million, respectively. The decrease in interest expense related to discontinued operations is expected to continue as cash proceeds generated by the discontinued operations through the disposal date are used to repay debt attributable to discontinued operations and as the net assets of discontinued operations decrease.

Liquidity and Capital Resources

   The elements contributing to the Company's free cash flow for the years 1994 and 1993 are shown in the following table.

(Dollars in thousands)
                                                  1994              1993
                                                --------          --------
Net earnings (loss)                             $(67,932)         $ 11,062
Depreciation and amortization                     12,727            11,477
Change in working capital and other              (16,571)          (19,854)
Capital expenditures                             (10,299)          (11,250)
Funds used by discontinued operations             (5,115)           (5,624)
Restructuring and non-recurring charges,
 net of taxes                                     68,660
                                                --------          --------
Free cash flow                                   (18,530)          (14,189)

Other:
Acquisitions, including purchased work
  in progress and contract backlog                (8,711)          (48,477)
Debt assumed in acquisitions                                        (8,415)
Proceeds from sale of assets, net                 10,201
Less:
Bond discount                                                          479
                                                --------          --------
Net increase in debt                             (17,040)          (71,560)
Total debt, beginning of year                    197,283           125,723
                                                --------          --------
Total debt, end of year                         $214,323          $197,283
                                                ========          ========

   The Company expects that its restructuring program will generate approximately $85.0 million in cash, net of restructuring expenses, from the sale of excess assets over a period of twenty-four months from its implementation in July 1994 and result in annual cost savings of approximately $15.0 million, which includes operating expense reductions of $9.0 million and interest expense of $6.0 million. The cash generated will be used to reduce debt.

   Long-term debt, including current portion, was $214.3 million at December 31, 1994, compared with $197.3 million at December 31, 1993. The borrowing capacity under the Company's Revolving Credit Facility as of December 31, 1994 was $75 million, reduced by outstanding letters of credit which aggregated $15.5 million. The Company's unused availability under the facility was $19.5 million at December 31, 1994. The Company is currently in discussions with several lenders concerning a new medium term revolving credit facility. The Company anticipates closing on this line in April 1995. At such time, it is anticipated the revolving credit will be classified as a long-term liability. The Company's debt-to-capitalization ratio at December 31, 1994, was 68.4% compared with 54.4% at December 31, 1993. At
December 31, 1994, the Company's working capital was $100.2 million with a current ratio of 1.7 to 1 compared with $150.2 million and a current ratio of 2.5 to 1 at December 31, 1993. The reduction in working capital is primarily the result of classification of $40.0 million due under the Company's revolving credit agreement as a current liability at December 31, 1994 and accruals related to the restructuring program and multi-employer pension plan.

   Capital expenditures in 1994 amounted to $10.3 million. It is anticipated that capital expenditures in 1995 will be comparable to 1994 and will be financed from internally generated funds, lease arrangements and revolving credit borrowings.

   The Company's operations are subject to a variety of federal, state and local laws and regulations relating to the environment. The Company believes that its facilities are operated substantially in compliance with applicable environmental laws and regulations on an overall basis, however, as described below some areas require remedial action.

   A subsidiary of the Company has been involved in environmental reclamation of a former uranium mill and mill tailings facility since 1988. The reclamation plan has been approved by the U.S. Nuclear Regulatory Commission and the U.S. Environmental Protection Agency ("EPA") and reclamation activities are proceeding on schedule and within budget. Site reclamation is scheduled to be completed by the end of 1997. Also, one of the Company's manufacturing subsidiaries, Chemical Dynamics, Inc. is negotiating with the State of Texas environmental authorities regarding a number of environmental matters at the subsidiary's facilities, which were acquired in 1990. Based on the results of a recent arbitration, the former owner of the subsidiary will be responsible for two-thirds of future site assessment and any related remediation costs. Accordingly, the Company does not believe that costs incurred in connection with these matters will have a material adverse impact on the financial condition of the Company.

   During 1993, the State of New Mexico passed the New Mexico Mining Act ("Act"), which imposes certain reclamation and other regulatory obligations on operators of existing and new mining operations. A number of mines operated by the Company's subsidiary, United Nuclear Corporation, at various times during the period 1970 through 1982 may be covered by the Act. It is impossible to determine, based on the provisions of the Act and regulations issued by the State, the extent to which these mines may be covered by the Act and, if covered, to estimate the cost of remediation or the timing and extent of remedial action which may be required.

   Based on the Company's assessment of the matters described above, the Company does not believe that costs and expenses to be incurred by the Company in connection with these and other environmental matters will have a material adverse impact on the Company. For further details with respect to environmental matters, see Note 10 of Notes to Consolidated Financial Statements.

Impact of Inflation

   The Company believes that inflation did not have a material effect on the results of operations or financial condition in 1994.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
UNC Incorporated and Subsidiaries
Consolidated Statements of Earnings

(Dollars in thousands except per share amounts)

                                                                Year Ended December 31,
                                                            ------------------------------
                                                              1994       1993       1992
                                                            --------   --------   --------
Sales and operating revenues                                $525,833   $438,293   $365,152
Costs and expenses
   Costs and operating expenses                              444,375    360,869    294,489
   Selling, general and administrative
       expenses                                               69,768     53,987     45,283
   Restructuring charge                                       58,706
   Multi-employer pension plan
       withdrawal  charge                                     14,000
                                                            --------   --------   --------
                                                             586,849    414,856    339,772

Operating income (loss)                                      (61,016)    23,437     25,380
Other income (expense)
   Interest income                                                67        396        331
   Interest expense                                          (18,549)   (13,865)  (11,431)
   Other                                                      (1,917)    (2,217)   (1,429)
                                                            --------   --------  --------
                                                             (20,399)   (15,686)  (12,529)
                                                            --------   --------  --------
Earnings (loss) before income taxes and
 extraordinary item                                          (81,415)     7,751     12,851
Income tax benefit (provision)                                13,483      3,843     (1,482)
                                                            --------   --------   --------
Earnings (loss) before extraordinary
  item                                                       (67,932)    11,594    11,369
Extraordinary item - early retirement
  of debt,  net of income taxes                                            (532)
                                                            --------   --------   --------
Net earnings (loss)                                         $(67,932)  $ 11,062  $ 11,369
                                                            ========   ========   ========
Earnings (loss) per share
  Earnings (loss) before extraordinary
    item                                                    $  (3.89)  $    .67   $    .66
  Extraordinary item                                                       (.03)
                                                            --------   --------  --------
  Net earnings (loss)                                       $  (3.89)  $    .64  $    .66
                                                            ========   ========  =========

UNC Incorporated and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands except per share amounts)

                                                         December 31,
                                                     -------------------
                                                       1994       1993
                                                     --------   --------
Assets
Current assets
  Cash                                               $  2,619   $  1,494
  Accounts receivable, less allowance
    for doubtful accounts of $3,706
    and $6,366, respectively                           89,279     91,058
  Unbilled costs and accrued profits on
    contracts in progress                              14,097     28,384
  Inventories                                          85,110    109,766
  Assets held for sale                                 49,174
  Other                                                 8,168     18,378
                                                     --------   --------
Total current assets                                  248,447    249,080
Assets held for sale-noncurrent                         2,300     20,600
Property, plant and equipment, at cost
  Land, buildings and improvements                     22,081     27,073
  Machinery and equipment                              51,397     71,995
                                                     --------   --------
                                                       73,478     99,068
Less accumulated depreciation and amortization         28,789     32,037
                                                     --------   --------
Net property, plant and equipment                      44,689     67,031
Cost in excess of net assets of acquired
  companies, less accumulated amortization
  of $23,397 and $19,257, respectively                140,128    141,718
Other noncurrent assets                                32,470     27,704
                                                     --------   --------
Total assets                                         $468,034   $506,133
                                                     ========   ========

UNC Incorporated and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands except per share amounts)

                                                                    December 31,
                                                                --------------------
                                                                  1994        1993
                                                                --------    --------
Liabilities and Shareholders' Equity
Current liabilities
  Current portion of long-term debt                             $ 42,971    $  6,529
  Accounts payable                                                38,918      38,625
  Income taxes                                                     3,521       2,062
  Accruals and other current liabilities                          62,863      51,664
                                                                --------    --------
Total current liabilities                                        148,273      98,880

Long-term debt, less current portion
   Revolving Senior Bank Debt, prime plus 1/2% due 1995                       16,500
   9 1/8% Senior Notes due 2003                                  100,000     100,000
   7 1/2% Convertible Subordinated Debentures due 2006            69,000      69,000
   Other                                                           2,352       5,254
                                                                --------    --------
Total long-term debt, less current portion                       171,352     190,754
      Other noncurrent liabilities                                49,512      51,013
                                                                --------    --------
Total liabilities                                                369,137     340,647

Shareholders' equity
  Series preferred stock, par value $1 per share;
    Authorized 12,000,000 shares; 250,000
    designated Series A Junior Participating
    Preferred stock, none issued
  Common stock, par value $0.20 per share;
    Authorized 50,000,000 shares, issued
    18,242,134 and 18,085,334 shares, respectively                 3,648       3,617
  Additional paid-in capital                                     122,940     121,746
  Retained earnings (deficit)                                    (17,373)     50,559
                                                                --------    --------
                                                                 109,215     175,922
  Less
    Treasury stock, at cost (700,000 shares)                       8,750       8,750
    Minimum pension liability adjustment                             540       1,345
    Unearned compensation - restricted stock                       1,028         341
                                                                --------    --------
Total shareholders' equity                                        98,897     165,486
                                                                --------    --------
Total liabilities and shareholders' equity                      $468,034    $506,133
                                                                ========    ========

UNC Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in thousands)
                                                            Year Ended December 31,
                                                        ------------------------------
                                                          1994       1993       1992
                                                        --------   --------   --------
Cash flows from operating activities
  Net earnings (loss)                                   $(67,932)  $ 11,062   $ 11,369
  Adjustments to reconcile net earnings (loss) to net
   cash provided (used) by operating activities:
    Depreciation and amortization                         12,727     11,477     10,378
    Provision for pension withdrawal liability            14,000
    Provision for restructuring                           58,706
    Provision for losses on accounts receivable            4,296      1,602      2,450
    Income from leveraged lease                           (2,475)    (1,263)
    Deferred income taxes (benefit)                      (14,587)    (5,258)     1,440
    Gain on disposition of assets and other                 (350)      (583)        (6)
    Extraordinary loss on retirement of debt                            625
    Changes in assets and liabilities, net of
     effect of acquisitions and divestitures:
      (Increase) decrease in accounts receivable          (4,228)        33     (1,417)
      Decrease in receivable from litigation
        settlement                                                              67,500
      (Increase) decrease in unbilled costs and
        accrued profits on contracts in progress          14,065     (8,974)    (2,609)
      (Increase) in inventories                          (19,665)    (9,082)    (5,238)
      (Increase) decrease in other current assets          5,688     (7,111)     1,333
      (Increase) decrease in other noncurrent assets         389       (640)    (4,497)
      Increase (decrease) in accounts payable                341     (3,408)    (6,026)
      Increase (decrease) in accruals and other
       current liabilities                               (10,255)     5,855     (2,384)
      Increase (decrease) in income taxes payable          1,459      1,195    (14,629)
      (Decrease) in other noncurrent liabilities          (6,559)    (1,446)    (1,429)
      (Decrease) in discontinued operations
       liabilities                                        (5,115)    (5,721)    (4,986)
                                                        --------   --------   --------
      Total adjustments                                   48,437    (22,699)    39,880
                                                        --------   --------   --------
      Net cash and short-term investments provided
       (used) by operating activities                    (19,495)   (11,637)    51,249
                                                        --------   --------   --------

UNC Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (Cont.)

(Dollars in thousands)
                                                            Year Ended December 31,
                                                        ------------------------------
                                                          1994       1993       1992
                                                        --------   --------   --------

Cash flows from investing activities:
  Net proceeds from sale of assets                        11,713     10,843      4,738
  Additions to property, plant and equipment             (10,299)   (11,250)    (6,602)
  Acquisition of subsidiaries, net of cash acquired       (4,911)   (48,477)    (7,741)
  Proceeds from sale of leveraged lease                    6,758
  Investment in leveraged lease                                      (2,697)
  Other transactions, net                                     39          1     11,072
                                                        --------   --------   --------
      Net cash and short-term investments provided
       (used) by investing activities                      3,300    (51,580)     1,467
                                                        --------   --------   --------
Cash flows from financing activities:
  Additions to debt                                      201,085    228,632    204,500
  Reductions in debt                                    (184,045)  (265,966)  (256,719)
  Issuance of 9 1/8% Senior Notes                                   100,000
  Exercise of stock options                                  280         77        231
                                                        --------   --------   --------
      Net cash and short-term investments
       provided (used) by financing activities            17,320     62,743    (51,988)
                                                        --------   --------   --------
Net increase (decrease) in cash                            1,125       (474)       728
Cash at beginning of year                                  1,494      1,968      1,240
                                                        --------   --------   --------
Cash and short-term investments at end of year          $  2,619   $  1,494   $  1,968
                                                        ========   ========   ========

UNC Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands)

                                                 Additional
                             Common Stock         Paid-in     Retained
                           Shares    Par Value    Capital     Earnings    Other       Total
                         ----------  ---------   ----------   --------   --------   --------
Balance at
  December 31, 1991      17,839,484  $   3,568   $  120,546   $ 28,128   $ (8,750)* $143,492

Net earnings                                                    11,369                11,369
Award of restricted
  stock under the
  employees' stock plan     113,000         22          525                              547
Exercise of stock
  options                    49,850         10          221                              231
                         ----------  ---------   ----------   --------   --------   --------
Balance at
  December 31, 1992      18,002,334      3,600      121,292     39,497     (8,750)   155,639

Net earnings                                                    11,062                11,062
Award of restricted
  stock under the
  employees' stock plan      65,000         13          381                              394
Exercise of stock
  options                    18,000          4           73                               77
Minimum pension
  liability adjustment                                                     (1,345)    (1,345)
Unearned compensation -
  restricted stock                                                           (341)      (341)
                         ----------  ---------   ----------   --------   --------   --------
Balance at
  December 31, 1993      18,085,334      3,617      121,746     50,559    (10,436)   165,486

Net loss                                                       (67,932)              (67,932)
Award of restricted
  stock under the
  employees' stock plan      97,000         19          926                              945
Exercise of stock
  options                    59,800         12          268                              280
Minimum pension
  liability adjustment                                                        805        805
Unearned compensation -
  restricted stock                                                           (687)      (687)
                         ----------  ---------   ----------   --------   --------   --------
Balance at
  December 31, 1994      18,242,134  $   3,648   $  122,940   $(17,373)  $(10,318)  $ 98,897
                         ==========  =========   ==========   ========   ========   ========

*Treasury Stock

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies
     ------------------------------------------
   (a) Basis of Presentation. The accompanying financial statements include the accounts of UNC Incorporated and its subsidiaries ("the Company") after elimination of all significant intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform to the 1994 presentation.

   (b) Long-Term Contracts. Revenues under fixed-price production contracts are primarily recognized under the percentage-of-completion method and are measured principally on a cost-to-cost basis. Cost estimates are reviewed periodically as the work progresses, and adjustments to revenues are reflected in the period in which revisions to such estimates are deemed necessary. Revenues under fixed rate per hour service contracts are recognized as services are performed based on actual hours incurred under the contracts. Performance award fees incorporated in certain government contracts are recognized when there is sufficient information to assess expected contract performance. Provisions for estimated losses on contracts are recorded when identified.

   (c) Inventories. Valuation of inventories is at the lower of cost or market, utilizing the first-in, first-out and average cost methods.

   (d) Depreciation and Amortization. The Company's property, plant and equipment are depreciated and amortized over their estimated useful lives by the straight-line method, using periods ranging from 10 to 30 years for buildings and improvements and from 3 to 10 years for machinery and equipment.

   (e) Cost in Excess of Net Assets of Acquired Companies. The excess of acquisition cost over the fair value of tangible and identifiable intangible net assets of acquired companies at date of acquisition is amortized on a straight-line basis over periods ranging from 10 to 40 years. The Company assesses the recoverability of cost in excess of net assets of acquired companies by determining whether the amortization of this intangible asset over its remaining life can be recovered through estimated future operating cash flows.

   (f) Pension Plans and Postretirement Benefits. Substantially all non-union employees of the Company are covered under defined contribution plans. The cost of these plans is a fixed percentage of the participants' eligible compensation. In addition, the Company provides benefits to a limited number of active and retired employees under an unfunded contributory defined benefit post retirement health care plan. Also, the Company participates in a multi-employer defined benefit pension plan for certain active and retired union employees. The Company's policy is to fund these benefits in accordance with the provisions of the collective bargaining agreement.

   (g) Income Taxes. Effective January 1, 1993, the Company adopted Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the benefits from utilization of net operating loss carryforwards affects the income tax provision of continuing and discontinued operations. Investment tax credits are accounted for using the flow-through method. There was no cumulative effect of adopting SFAS No. 109 on the consolidated financial statements.

   (h) Earnings Per Share. The calculation of earnings per share of common stock is based on the weighted average number of shares outstanding, assuming the exercise of stock options where the impact is dilutive.

2.   Restructuring
     -------------
   In the second quarter of 1994, the Company recorded a restructuring charge of $58.7 million ($47.0 million after-tax) in connection with a strategic program to reduce its cost structure and asset base in light of the continuing depressed economic conditions in the aviation industry. The restructuring charge consisted of $42.3 million to cover the closing of a facility, the sale and disposition of two other businesses, the consolidation of two other plants, and the downsizing of other facilities. The balance of the charge of $16.4 million related primarily to the write down to estimated realizable value of certain inventory and under utilized property, plant and equipment that was identified for sale.

In order to improve the future performance of its engine overhaul operations the Company closed its engine overhaul facility in Burbank, California and consolidated its engine overhaul business at its facilities in Millville, New Jersey and Miami, Florida. The restructuring charge includes accruals for closure of this facility as well as severance and related costs. Under this program the Company also positioned for sale and disposition its chemical milled aircraft and engine components facility in Weatherford, Texas, and its helicopter overhaul and refurbishment facility in Ozark, Alabama which was sold in December 1994.

3.   Acquisitions
     ------------
   During 1993 and 1992, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statement of earnings for the periods in which they were owned by the Company.

   In April 1993, the Company acquired substantially all of the assets and technology, and assumed certain liabilities of Artex Tool Corporation and Stockton Enterprises (collectively "Artex") for $5.2 million which was funded through a borrowing under the Company's revolving credit agreement. Artex is engaged in the remanufacture and repair of aircraft engine gear box housings, wheels and other aircraft and engine parts and accessories. Following its acquisition this operation was renamed UNC Artex. Under the terms of the purchase agreement, the Company may be required to make additional payments of up to $1.2 million, contingent upon Artex achieving certain profit levels during the three year period ending May 1, 1996. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is amortized over a period of twenty-five years using the straight-line method. Any future amounts earned under the terms of this agreement will be recorded as additional cost in excess of net assets of acquired companies.

   In July 1993, the Company acquired substantially all of the assets and technology, and assumed certain liabilities of Johnson Technology ("Johnson"), a division of Freedom Forge Corporation for $14.5 million in cash and $4 million in notes, payable in annual installments through July 1997. The cash portion of the purchase price was funded from proceeds received from the sale of 9 1/8% Senior Notes (see Note 7 of Notes to Consolidated Financial Statements). Johnson provides proprietary turbine nozzle and vane manufacturing and repairs, and specialized non-conventional machining of super alloys such as electro-chemical deep hole drilling, laser milling, and electro-discharge machining. Following its acquisition, this operation was renamed UNC Johnson Technology. Under the terms of the purchase agreement, the Company may be required to make additional payments contingent upon Johnson achieving certain gross profit levels during a five year period ending in September 1998 of up to $5 million of which $1.0 million was paid in the fourth quarter of 1994. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is amortized over a period of forty years using the straight-line method. Any future amounts earned under the terms of this agreement will be recorded as additional cost in excess of net assets of acquired companies.

   In August 1993, the Company acquired the assets and technology and assumed certain liabilities of All Fab, Inc. ("All Fab") an aerostructure supplier for a major airframe manufacturer. All Fab serves the aviation industry as a manufacturer of major aircraft structural components and sheet metal sub-assemblies. Following its acquisition, this operation was renamed UNC Aerostructures, Washington. The purchase price consisted of $2.7 million in cash and $3.1 million in notes. The notes consist of a $1.8 million note bearing interest at 8% and a $1.3 million note bearing interest at the prime rate plus one half of one percent and payable in variable installments through December 1998. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is amortized over a period of forty years using the straight-line method.

   In August 1993, the Company acquired substantially all the assets and technology, and assumed certain liabilities of Metcalf Servicing Company ("Metcalf") for $4.5 million in cash and the Company elected to retire $1.3 million of bank indebtedness of Metcalf. Metcalf serves the industrial turbine engine market with overhauls, parts repair and contract maintenance services. Following its acquisition, this operation was renamed UNC Metcalf Servicing, Inc. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is amortized over a period of twenty-five years using the straight-line method.

   In October 1993, the Company acquired substantially all the assets and assumed certain liabilities of Lear Siegler Management Services Corp. ("Lear Siegler"). Lear Siegler provides contract services for the operation, maintenance and repair of aircraft, land vehicles and marine vehicles for the U.S. Department of Defense and the armed services of foreign governments. Following its acquisition, this operation was renamed UNC Lear Siegler. The purchase price was $17.4 million. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is amortized over a period of twenty-five years using the straight-line method.

   Under the terms of the earn-out provisions of agreements related to acquisitions prior to 1992, the Company paid
$3.7 million in 1994, $3.7 million in 1993, and $3.7 million in 1992.

4.   Contracts in Progress
     ---------------------
   Unbilled costs and accrued profits on production contracts in progress consist of the following:

                                                    December 31,
                                                --------------------
(Dollars in thousands)                            1994        1993
                                                --------    --------
U.S. government contracts and
  subcontracts:
  Costs incurred and accrued profits
    on contracts in progress                    $ 14,192    $ 22,826
  Less progress billings to date                   7,389       8,974
                                                --------    --------
  Unbilled costs and accrued profits
    on contracts in progress                       6,803      13,852
Commercial contracts:
  Costs incurred and accrued profits
    on contracts in progress                       7,294      14,532
                                                --------    --------
Total unbilled costs and accrued
  profits on contracts in progress              $ 14,097    $ 28,384
                                                ========    ========

   Amounts billed under contracts in progress and included in accounts receivable at December 31, 1994 were $3.1 million under U.S. government prime and subcontracts and $2.2 million under commercial contracts. At December 31, 1993 these amounts were $4.4 million and $3.0 million, respectively. Also, included in accounts receivable at December 31, 1994 and 1993, were other amounts due from the U.S. government totaling $42.2 million and $31.0 million, respectively, including unbilled amounts of $18.3 million and $17.1 million in 1994 and 1993, respectively.

   Unbilled amounts are recoverable from the customer upon shipment of the product, presentation of bills or completion of the contract. The Company believes that a substantial portion (approximately 80%) of these unbilled amounts will be collected in 1995.

   Included in unbilled costs at December 31, 1994 and 1993 is $2.0 million of cost applicable to a $3.2 million claim for equitable adjustment filed by the Company under a contract with the U.S. government. The claim, which includes direct costs, overhead, general and administrative costs and profit, arises from constructive change orders on the part of the government, defective specifications, government caused delays and other issues in connection with a contract to provide aircraft nozzle segment assemblies to the U.S. Air Force. The Company has been advised by outside legal counsel that a basis for entitlement exists and that recovery of the recorded amount of the claim is probable.

   Also included in unbilled costs at December 31, 1994 and 1993 is a claim for $630,000 which the Company believes was improperly withheld by the U.S. government in connection with a contract to provide aircraft intermediate level maintenance, repair and overhaul services at six Naval Air Stations. The claim arises from the U.S. government unilaterally imposing a previously undisclosed conversion formula to the determination of the amount earned, contrary to contract terms. In December 1993 the Company received a favorable ruling on the claim from the Armed Services Board of Contract Appeals which overturned the government's previous position and instructed the government to reconsider the matter. The Company believes it will prevail in realizing the amount of the claim that has been recorded in accordance with the terms of the contract.

5.   Inventories
     -----------
   Inventories as of December 31, 1994 and 1993, consist of the following:

                                                    December 31,
(Dollars in thousands)                            1994        1993
                                                --------    --------
Component parts and materials                   $ 61,282    $ 84,016
Work in progress                                  21,161      23,429
Supplies                                           2,667       2,321
                                                --------    --------
                                                $ 85,110    $109,766
                                                ========    ========

6.   Assets Held for Sale
     --------------------
   Assets held for sale which are stated at their estimated net realizable value consist principally of the real estate, facilities and certain inventories of the Company's former engine overhaul business which was closed in 1994, the facilities and inventories of its chemical milled aircraft and engine components facility in Weatherford, Texas which has been positioned for sale or disposition and certain other inventory and under-utilized property and equipment that has been identified for sale. It also includes the real estate and facilities of the Company's discontinued submarine propulsion manufacturing and minerals segments. The Company expects to recover the recorded value of these assets during 1995 except for $2.3 million which has been classified as noncurrent.

7.   Long-Term Debt
   --------------

                                                    December 31,
                                                ---------------------
(Dollars in thousands)                            1994        1993
                                                --------    --------
Revolving Senior Bank Debt,
  prime plus 1/2% due 1995                      $ 40,000    $ 16,500
9 1/8% Senior Notes due 2003                     100,000     100,000
7 1/2% Convertible Subordinated
  Debentures due 2006                             69,000      69,000
Other                                              5,323      11,783
                                                --------    --------
                                                 214,323     197,283

Less: Current portion                             42,971       6,529
                                                --------    --------
                                                $171,352    $190,754
                                                ========    ========

   The Company has a revolving credit agreement which provides for a credit line through July 1995. The borrowing capacity on this line as of December 31, 1994 was $75 million, reduced by outstanding letters of credit which aggregated $15.5 million. The Company's unused availability under the agreement was $19.5 million at December 31, 1994. Interest payable on the borrowings is prime-based with decreasing rates available based on the Company's performance under certain covenants and at December 31, 1994 was 9%. The Company has agreed to pay an annual commitment fee of 1/2 of 1% on the unused portion of the line and certain other fees. The revolving credit is collateralized by the Company's accounts receivable and inventories. The agreement contains covenants which, among other things, include provisions for the maintenance of certain financial ratios and limitations on the sale of assets and prohibits the payment of cash dividends. As a result of restructuring, the Company was out of compliance under certain loan covenants of its revolving credit agreement which were amended by the lending banks. The Company is currently in discussions with several lenders concerning a new medium term revolving credit facility. The Company anticipates closing on a new line of credit in April 1995.

   On July 29, 1993 the Company issued $100.0 million of 9 1/8% Senior Notes due July 15, 2003. The Notes are redeemable on or after July 15, 1998 at the option of the Company at declining premiums through 2000 and at principal amount thereafter. The debt indenture contains certain covenants which, among other things, allow additional borrowings based on certain financial ratios and restrict the payment of cash dividends.

   The 7 1/2% Convertible Subordinated Debentures due 2006 are convertible into shares of the Company's common stock at a conversion price of $15.40 per share and are redeemable (subject to certain restrictions) at the option of the Company at declining premiums through 1996 and at the principal amount thereafter. Annual sinking fund payments of $4.2 million commence in 1996.

   Included in other assets at December 31, 1994 and 1993, respectively, was approximately $3.9 million and $4.3 million of unamortized issue costs incurred in connection with the issuance of the 9 1/8% Senior Notes and the 7 1/2% Convertible
Subordinated Debentures.

   Annual maturities of long-term debt during the next five years are as follows: 1995, $42,971,000; 1996, $5,317,000; 1997,
$5,317,000; 1998, $4,318,000; 1999, $4,200,000.

   The estimated fair values of the 7 1/2% Convertible Subordinated Debentures, and the 9 1/8% Senior Notes, based on quoted market prices, were approximately $53.2 million and $89.0 million at December 31, 1994 and $65.6 million and $103.0 million at December 31, 1993. The Company believes that the carrying amount of its remaining debt approximates fair value.

8.   Other Liabilities
         -----------------
   Accruals and other current liabilities consist of the following:

                                                                 December 31,
(Dollars in thousands)                                         1994       1993
                                                             --------   --------
Multi-employer pension plan liability                        $  3,000
Pension plans                                                   2,910   $  2,405
Payroll and related expenses                                   26,807     26,652
Accrued interest                                                6,473      5,817
Accruals related to discontinued operations                     4,671      4,228
Accruals related to restructuring                               7,812
Other                                                          11,190     12,562
                                                             --------   --------
                                                             $ 62,863   $ 51,664
                                                             ========   ========

   At December 31, 1994 and 1993, other noncurrent liabilities include approximately $16.0 million and $21.6 million, respectively, of accruals related to discontinued operations, including amounts accrued for environmental remediation activities of approximately $14.0 million at December 31, 1994.

9.    Preferred Stock Purchase Rights
      -------------------------------
   On September 25, 1987, the Board of Directors of the Company declared a dividend of one Preferred Share Purchase Right for each share of common stock outstanding on October 19, 1987.
Each Right entitles the holder to acquire one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $50 per one one-hundredth of a Preferred Share. The Rights trade with the common stock and are not exercisable or transferable apart from the common stock until 10 days after a person or group acquires, or announces a tender offer for 20% or more of the Company's outstanding common stock.

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

10.   Litigation and Contingencies
      ----------------------------
   For several years the Company has had a contract claim outstanding against the U.S. Navy for costs incurred in connection with new wage determinations issued by the U.S. Department of Labor and incorporated into a U.S. Navy contract. The company had recorded $2.0 million of revenue in connection with this claim in 1993. In September 1994, the Company and the U.S. Navy agreed to settle the claim pursuant to which the Company was paid $2,050,000.

   During 1993, the State of New Mexico passed the New Mexico Mining Act ("Act"), which imposes certain reclamation obligations on owners and operators of existing and new mining operations. The State has asserted that a number of mines operated by the Company's subsidiary, United Nuclear Corporation ("United Nuclear"), at various times during the period 1970 through 1982 may be covered by the Act. Regulations for compliance with the

Act were issued in 1994. However, the regulations did not clarify the extent to which mines previously operated by United Nuclear may be covered by the Act. The Company has been advised by outside counsel that United Nuclear's defenses have merit, and it is contesting the State's assertions.

   One of the Company's manufacturing subsidiaries, Chemical Dynamics, Inc., is negotiating with Texas environmental authorities regarding a number of environmental matters at the subsidiary's facilities, which were acquired in 1990. Based on the results of a recent arbitration against the former owner, the subsidiary has been awarded a substantial portion of remediation and compliance costs it has incurred, and the former owner of the subsidiary will be responsible for two-thirds of future site assessment and any related remediation costs. Accordingly, the Company does not believe that costs incurred in connection with these matters will have a material adverse impact on the financial condition of the Company.

   A subsidiary of the Company, UNC Nuclear Industries, Inc. ("UNI"), is one of several corporate defendants in a consolidated legal action commenced in U.S. District Court for the Western District of Washington in 1990, alleging that the defendants, as government contractors with the U.S. Department of Energy ("DOE") at the Hanford Nuclear Reservation, caused property damage and personal injuries by releases of toxic and radioactive substances into the environment since approximately 1945. Effective October 1, 1994, DOE has entered into an agreement with UNI whereby UNI, at the direction of DOE, transferred defense of the case to a single defendant contractor and its outside counsel, and DOE has expressly agreed to indemnify UNI in respect of any liability arising from the litigation.

   A uranium mill and mill tailings facility of a subsidiary of the Company, United Nuclear, located in Church Rock, New Mexico was placed on the National Priorities List by the U.S. Environmental Protection Agency ("EPA") in 1982, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). EPA issued an Administrative Order in 1989 requiring remediation of ground water on or adjacent to the site that is the same as those contained in the reclamation plan submitted to the Nuclear Regulatory Commission ("NRC") in 1988 by United Nuclear in accordance with its license with the NRC. United Nuclear has been remediating the site in accordance with the Administrative Order and the NRC license and the Company believes that it has adequately accrued in the accompanying balance sheet the reclamation and remediation cost presently anticipated at the Church Rock facility.

   Individual subsidiaries of the Company have been named under CERCLA, along with a number of other parties, as a Potentially Responsible Party at several waste disposal sites. The Company believes that the cost associated with the cleanup of certain of these sites will be recoverable under U.S. government contracts and the cost associated with the other sites will not have a material adverse effect on the Company.

   On April 8, 1992, the Federal Communications Commission ("FCC") took steps to continue a proceeding with respect to retrospective rates charged by the former Western Union to several carriers, including TRT Communications, Inc. ("TRT"), a former subsidiary of the Company. In January 1995, after a 1988 remand from a federal appeals court which vacated an earlier determination by the FCC with respect to such rates on the ground that there was no legal basis for it, the FCC determined that the rates being sought by the former Western Union are appropriate. If such determination were upheld following an appeal, the amount that would be payable by TRT, and indemnified by the Company to the purchaser of TRT, including interest to February 6, 1995, would be approximately $4.6 million. Outside counsel to the Company has opined that the likelihood of recovery by the former Western Union against TRT is remote.

   The Company is involved in litigation with respect to a promissory note issued by the Company in July 1981 in connection with the acquisition of Normco Contractors, Inc. ("Normco"), a former subsidiary of the Company that was discontinued in 1984 and sold in 1985. The plaintiff, a former owner of Normco, has brought this action to obtain payment of $2.2 million allegedly due under the note. The Company did not make payment on the note because the Company believes that, under the terms of the note and the related purchase agreement, payment was contingent upon Normco attaining certain operating profit levels that were not achieved during the period it was in operation. The plaintiff's motion for summary judgment was granted in March 1992. However, in July 1993 the appellate court reversed and remanded the case for trial. Following trial, in April 1994, a jury verdict was rendered in plaintiff's favor for the amount of the note, interest and attorney's fees. The Company has appealed the verdict on the ground of prejudicial conduct by the trial judge as well as on legal grounds that are essentially the same as those argued in its previous successful appeal. While the ultimate outcome of this litigation cannot be determined at this time, the Company continues to believe that it has meritorious defenses with respect to any liability under the note.

   In 1986 the Company sold a subsidiary, National Automatic Tool Company to NATCO, Inc. for cash and notes secured by the assets of the former subsidiary. NATCO Inc. subsequently defaulted on the notes and the Company in 1990 exercised its rights under its security interest and the assets of NATCO Inc. were surrendered to the Company and liquidated. A Trustee in bankruptcy for NATCO Inc. subsequently filed an action against the Company seeking, among other things, to set aside the transfer of the assets. In August 1994, the Company settled this action by payment of $68,000 to the Trustee.

   The Company and a subsidiary, UNC Airwork Corporation, are defendants in litigation commenced in New York by Energy Services, Inc. ("ESI") seeking $3.4 million in alleged contract damages relating to a proposal to provide and install electrical generating and other related equipment for a third party. The Company and Airwork believe they have meritorious defenses to ESI's claims. Airwork has filed a counterclaim against ESI and an affiliate, Energy Maintenance Corporation ("EMC") for more than $1.7 million. In December 1994, the trial court granted Airwork's motion for partial summary judgment against EMC, on a separate claim, in the amount of $458,000. Additional motions for summary judgment are pending. The Company believes it probable that EIS and an affiliate will be found liable for Airwork's remaining claims, and that any recovery against the Company and Airwork is remote.

   In June 1992, the Company sold substantially all of the operating assets and technology of Alloy Spot Welders ("Alloy") for $3.4 million, which approximated the Company's investment in Alloy. The sales price consisted of $1.0 million in cash and $2.4 million in notes, payable over five years and collateralized by the assets of the business. The purchaser of Alloy filed for protection under Chapter 11 of the Federal Bankruptcy Code in December 1993. Upon emerging from bankruptcy in December 1994, Alloy's obligations to the Company were settled.

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

   The income tax provision for continuing operations consists of the following:
                                                    Year Ended December 31,
                                                --------------------------------
(Dollars in thousands)                            1994         1993          1992
                                                --------     --------      --------
Federal:  Current                               $    103     $    396      $ (1,668)
          Deferred                               (14,230)      (5,664)        1,557
                                                --------     --------      --------
                                                 (14,127)      (5,268)         (111)
State:  Current                                    1,001        1,019         1,710
        Deferred                                    (357)         406          (117)
                                                --------     --------      --------
                                                     644        1,425         1,593
                                                --------     --------      --------
Total tax provision (benefit)                   $(13,483)    $ (3,843)     $  1,482
                                                ========     ========      ========

   The tax provision for continuing operations differs from the amount computed using the statutory federal income tax rate as follows:

                                                    Year Ended December 31,
                                                --------------------------------
(Dollars in thousands)                            1994         1993          1992
                                                --------     --------      --------
Tax expense (benefit) at statutory rate         $(27,681)    $  2,635      $  4,370
Amortization and write-off of cost in excess of
  net assets of acquired companies                 1,009        1,019         1,008
State taxes, net of federal tax benefit
  and reduction of state tax accrual                 425        1,238           566
Utilization of net operating loss carryforwards                              (4,353)
Change in the valuation allowance for deferred
  tax assets                                      13,692       (8,242)
Foreign sales tax benefits                          (381)        (302)
Other                                               (547)        (191)         (109)
                                                --------     --------      --------
Tax expense (benefit) at actual rate            $(13,483)    $ (3,843)     $  1,482
                                                ========     ========      ========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below.

(Dollars in thousands)                                         1994          1993
                                                             --------      --------
Deferred tax assets:
   Accounts receivable, principally due to allowance
        for doubtful accounts                               $     503   $  2,270
   Inventories, principally due to additional cost
        inventoried for tax purposes and financial
        statement allowances                                    1,666      5,199
   Employee benefits, principally due to accrual
        for financial reporting purposes                       11,264      5,788
   Accrual for costs of restructuring                          12,112
   Accrual for disposal of discontinued operations              5,820      7,914
   Net operating loss carryforward                             14,540
   Alternative minimum tax credit carryforwards                 1,730      2,528
   General business credit carryforwards                                   1,552
   Other                                                        4,549      4,389
                                                            --------    --------
   Total gross deferred tax assets                             52,184     29,640
        Less - valuation allowance                            (17,041)    (3,349)
                                                            --------    --------
            Net deferred tax assets                            35,143     26,291
                                                            --------    --------
Deferred tax liabilities:
   Plant and equipment, principally due to basis
        differences                                            (8,617)   (12,454)
   Contract income recognized for financial
        reporting purposes                                     (1,232)   (3,570)
   Other                                                         (320)      (367)
                                                            --------    --------
   Total gross deferred tax liabilities                       (10,169)   (16,391)
                                                            --------    --------
            Net deferred tax asset                          $  24,974   $  9,900
                                                            =========   ========

   The change in the valuation allowance for the twelve months ended December 31, 1994 was an increase of $13,692,000, resulting from the Company's evaluation of the realizability of future income tax benefits.

   At December 31, 1994 and 1993, other current assets include net deferred tax assets of approximately $3.2 million and $6.8 million and other noncurrent assets include net deferred tax assets of approximately $21.7 million and $3.1 million, respectively. Also, at December 31, 1994 and 1993, current liabilities include $3.5 million and $2.1 million, respectively of income taxes payable.

   The Company has net operating loss carryforwards of $42,765,000 for regular income tax reporting purposes $8,727,000 of which will expire in 2008 and $34,038,000 of which will expire in 2009. The Company also has net operating loss carryforwards of $35,475,000 available for purposes of federal alternative minimum tax of which $1,454,000 will expire in 2008 and $34,021,000 in 2009. At December 31, 1994 the Company has alternative minimum tax credit carryforwards of approximately $1,730,000 which are available to reduce future Federal regular income taxes over an indefinite period.

12.   Incentive Compensation Plans
      ----------------------------
   The Company has stock plans, approved by the shareholders, which provide for the granting of options and restricted stock to officers and key employees. Options are granted at no less than fair market value on the date of grant, become exercisable in increments, in some instances partially conditioned on the attainment of specific performance objectives, and expire between six and ten years from the date of grant.

   The 1990 Stock Option Plan for Key Employees, which was adopted in 1990 and approved by shareholders at the 1991 Annual Meeting, reserved 1,125,000 shares of common stock, either previously unissued shares or shares held in treasury, for issuance upon the exercise of options or as stock appreciation rights or as restricted stock awards. The exercise of an option is conditioned upon the holder, (i) purchasing at fair market value, within ninety days of the grant, stock equal to twenty-five percent of the number of options granted, and (ii) continuing as beneficial owner of all such stock through the time of exercise. Options are granted at no less than fair market value on the date of grant, expire in ten years and vest in five annual installments of twenty percent each January 1 following the date of grant. The 1985 stock plan for Key Employees terminated as of December 31, 1994, and no further options will be granted under the plan. However, 830,740 options remain outstanding and will be exercisable in future years in accordance with the terms of the plan.

   As of December 31, 1994, officers and employees eligible under the 1985 and 1990 plans have purchased 217,375 shares of the Company's common stock in the open market in order to qualify under the terms of these plans and held outstanding options to purchase an additional 1,912,996 shares.

   A summary of certain plan information related to stock options is as follows:

                                                        Year Ended December 31,
                                                -------------------------------------
(Number of Shares)                                1994          1993          1992
                                                ---------     ---------     ---------
Outstanding at beginning of year                1,788,896     1,735,946     1,958,677
Granted                                           423,000       159,000        62,500
Exercised                                         (59,800)      (18,000)      (49,850)
Expired or canceled                              (239,100)      (88,050)     (235,381)
                                                ---------     ---------     ---------
Outstanding at end of year                      1,912,996     1,788,896     1,735,946
                                                =========     =========     =========
Exercisable at end of year                      1,126,521     1,281,521     1,075,421
Available for grant at end of year                      0       132,470       203,420
Price range of options
  Outstanding                                   $   3.19-     $   3.19-     $   3.19-
                                                    9.75          8.63          8.63
  Exercised                                     $   6.57-     $   3.88-     $   3.19-
                                                    3.88          5.75          6.06

13.   Pension Plans and Other Postretirement Benefits
      -----------------------------------------------
   The Company sponsors defined contribution plans that cover substantially all of its employees. Contributions are based upon a percentage of the employee's compensation. The cost of these plans was $2,125,000, $3,283,000 and $2,543,000 in 1994,
1993 and 1992, respectively.

   A defined benefit plan is also maintained for a limited number of union personnel at the Company's Burbank, California overhaul division. The cost of this plan was $81,000 in 1994, $193,000 in 1993 and $169,000 in 1992. In connection with the restructuring program in the second quarter of 1994, the Company recorded a curtailment loss of $460,000 as a result of the closing of this facility and the termination of the employees who were covered under this defined benefit plan. The projected benefit obligation and the fair value of plan assets at December 31, 1994 were $1,461,000 and $1,001,000, respectively. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% in

1994. The expected long-term rate of return on assets was 7.25% in 1994. Plan assets consist principally of investments in commercial paper, marketable securities, certificates of deposit and U.S. government obligations.

   A subsidiary of the Company, UNC Airwork Corporation ("Airwork"), has been a participating employer in a multi-employer pension plan covering its hourly employees who are members of United Auto Workers ("UAW") Local 2315. The plan is administered by trustees appointed by the UAW. Airwork has been making contributions under the plan on the basis of a portion of its hourly payroll based on collective bargaining, and has expensed such contributions on a current basis. The Company's contribution to the plan, as required by the union contract, was $383,000 in 1994, $313,000 in 1993 and $318,000 in 1992. The
Company anticipates negotiating a new pension arrangement with the union during 1995.

   During 1994, the plan's trustees informed participating employers that the plan's obligations were substantially underfunded, that funding deficiencies were incurred in the previous three plan years, and that a substantial increase in employer contributions would be required. This underfunded status of the plan is not a result of Airwork not meeting its contractual obligations, as Airwork has consistently complied with its funding responsibilities in accordance with the terms of the collective bargaining agreement. On January 31, 1995, the UAW provided participating employers with an amendment to their respective collective bargaining agreements that would have the effect of terminating the plan as to each employer entering into such an amendment and, by doing so, withdrawing from the plan. Airwork entered into such an amendment, recognizing that participating employers not withdrawing from the plan would be liable for underfunding on an ongoing basis, that under the circumstances most employers would withdraw from the plan, and that, as probably the largest participating employer, Airwork's liability could be substantial. As a result of the UAW's action, and confirming Airwork's expectations, employers representing approximately 95% of the plan participants withdrew from the plan on January 31, 1995.

   Under the rules and regulations of the Internal Revenue Service ("IRS") regarding multi-employer plans, all employers who participate in an underfunded multi-employer plan and withdraw are assessed a withdrawal liability. Payment of the withdrawal liability is made over future years while annual funding deficiencies, if not waived by the IRS, would be paid at the time the waiver is denied. As a result of its withdrawal from the plan, Airwork recognized as a non-recurring expense in 1994 its portion of the plan's unfunded liabilities and annual funding deficiencies which it estimated to be approximately $14.0 million.

   The Company contributes to another multi-employer plan that covers approximately 486 employees under a U.S. government contract for services at Sheppard Air Force Base. The cost for this plan was $507,000, $712,000 and $224,000 in 1994, 1993, and
1992, respectively. The contract was awarded to the Company in July 1992.

   The Company has non-qualified unfunded supplementary executive retirement plans covering certain officers and directors for which the Company has purchased cost recovery life insurance.
The Company is the sole owner and beneficiary of such policies. The amount of coverage is designed to provide sufficient revenues to recover substantially all costs of the plans if the assumptions made regarding mortality experience, policy earnings and other factors are realized. As of December 31, 1994 and 1993 the projected benefit obligation was $12,972,000 and $13,003,000, respectively, and the accumulated benefit obligation was $12,640,000 and $12,589,000, respectively, which is included in other noncurrent liabilities. The cost of these plans was $2,280,000, $1,232,000 and $976,000 for 1994, 1993 and
1992, respectively. The discount rate used in determining the pension liabilities was 8% at December 31, 1994 and 7.25% at December 31, 1993. At December 31, 1994 the additional minimum liability exceeded the unamortized transition amount by $540,000, net of deferred income taxes, at December 31, 1993 the minimum liability was $1,345,000 net of deferred income taxes. These amounts have been reflected in the accompanying consolidated balance sheets as reductions in stockholders' equity at December 31, 1994 and 1993.

   Postretirement health care and life insurance benefits are provided to a limited number of participating employees who become eligible for benefits after reaching normal retirement age while employed by the Company. The plan, which is an unfunded contributory defined benefit plan, covers less than 8% of the Company's employees. Effective January 1, 1993, the Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires the Company to accrue the estimated cost of such retiree benefits payments, other than pensions, during the employee's active service period. The Company previously expensed the cost of these benefits as claims were paid. The Company is amortizing the unrecognized net loss and unrecognized transition obligation over 20 years.

   The actuarial and recorded liabilities for the postretirement health care and life insurance benefits at December 31, were as follows:

(Dollars in thousands)                               1994          1993
                                                   --------      --------
Accumulated postretirement
  benefit obligation:
   Retirees                                        $  1,320      $  1,935
   Full eligible active plan participants                48            65
   Other active participants                            627           466
                                                   --------      --------
Total accumulated postretirement benefit
  obligation                                       $  1,995      $  2,466
Unrecognized net loss                                  (329)         (674)
Unrecognized transition obligation                   (1,437)       (1,732)
                                                   --------      --------
Accrued postretirement benefit cost                $    229      $     60
                                                   ========      ========

   The net periodic postretirement benefit cost for 1994 was $360,000 and included $76,000 of service cost, $172,000 of interest and $112,000 amortization of the transition obligation. The cost for 1993 was $240,000 and included $25,000 of service costs, $135,000 of interest and $80,000 amortization of the transition obligation.

   For measurement purposes, an 8% and a 7.25% discount rate was used in determining the accumulated postretirement benefit obligation as of December 31, 1994 and 1993, respectively.
Also, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994; the rate was assumed to decrease gradually to 6% for 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $250,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $40,000.

   The Company also contributes in accordance with a union agreement to a multi-employer health benefit plan for retirees.
The cost of this plan was $1,865,000, $959,000 and $954,000 in
1994, 1993 and 1992, respectively.

14.   Leases
      ------
   In December 1994 the Company sold a McDonnell Douglas DC-10-30 aircraft which had previously been covered under a leveraged lease. The net proceeds received of $6.8 million approximated the Company's investment in the lease. Income from the leveraged lease in 1994 and 1993 was $2.6 million and $1.3 million, respectively ($1.5 million and $0.8 million net of income taxes in 1994 and 1993, respectively).

   The Company entered into several agreements for the sale and leaseback of certain equipment which resulted in gains totaling approximately $2.6 million in 1993. The gains were deferred and are being credited in income as rent expense adjustments over the lease terms. The leases are classified as operating leases and the rental commitments and rental expenses are included in the following summary.

   The Company has noncancellable operating leases covering certain real property and equipment used in its operations. Minimum rental commitments under these leases at December 31, 1994, were as follows: 1995, $7,803,000; 1996, $6,324,000; 1997,
$5,192,000; 1998, $4,381,000; 1999, $4,068,000; and thereafter,
$3,488,000. Rental expenses for the years 1994, 1993 and 1992 were $8,720,000, $5,702,000, and $6,147,000, respectively.

15.   Cash Flows
      ----------
   Cash payments for income taxes were $0.8 million, $1.8 million, and $14.1 million in 1994, 1993 and 1992, respectively. In these years, interest payments were $17.6 million, $10.7 million and $13.0 million, respectively.

   In connection with the acquisition of companies, the Company assumed liabilities of $44.5 million in 1993 (see Note 3 of Notes to Consolidated Financial Statements).

16.   Business Segment Information
      ----------------------------
   The Company's operations are conducted within one business segment which includes: the overhaul of aircraft engines, industrial gas turbine engines, and aircraft accessories, the manufacture and remanufacture of jet engine and aircraft components and providing maintenance and training, repair and logistical contract services.

                                                   Year Ended December 31,
                                               -------------------------------
(Dollars in thousands)                           1994       1993       1992
                                               --------   --------   --------
Sales to federal government                    $223,127   $161,562   $102,049
                                               ========   ========   ========
Sales to foreign countries                     $ 85,667   $ 46,662   $ 36,097
                                               ========   ========   ========
Capital additions                              $ 10,299   $ 11,250   $  6,602
                                               ========   ========   ========
Depreciation and amortization expense          $ 12,727   $ 11,477   $ 10,378
                                               ========   ========   ========

17.   Quarterly Summary (Unaudited)
      -----------------------------

(Dollars in thousands                First      Second      Third      Fourth     Total
except per share amounts)           Quarter     Quarter    Quarter     Quarter     Year
                                   ---------   ---------   --------   --------- ---------
Year Ended December 31, 1994
----------------------------
Revenues                           $ 138,412   $ 122,326   $ 129,721  $ 135,374 $ 525,833
Operating income (loss)                8,450     (63,746)      5,178    (10,898)  (61,016)
Net earnings (loss)                    2,462     (54,634)         30    (15,790)  (67,932)
Net earnings (loss) per share            .14       (3.12)                  (.90)    (3.89)

Year Ended December 31, 1993
----------------------------
Revenues                           $  82,971   $  94,742   $ 105,529  $ 155,051 $ 438,293
Operating income                       5,925       7,013       2,228      8,271    23,437
Earnings before extra-
  ordinary item                        2,215       2,921       3,702      2,756    11,594
Net earnings                           2,215       2,921       3,170      2,756    11,062
Earnings per share:
  Earnings before extra-
    ordinary item                        .13         .17         .21        .16       .67
  Net earnings                           .13         .17         .18        .16       .64

   See Note 2 for a description of the restructuring charge in the second quarter of 1994.

   See Note 13 for a description of the multi-employer pension withdrawal adjustment in the fourth quarter of 1994.

   See Notes 4 and 10 for a description of amounts recorded related to certain contract claims against the U.S. government of $2.0 million in the first quarter and $2.6 million in the fourth quarter of 1993.

   See Note 11 for a description of a tax benefit of $5.8 million recorded in the third quarter of 1993.

   See Note 14 for a description of income from a leveraged lease of $1.3 million ($0.8 million net of income taxes) recorded in the fourth quarter of 1993.

18. Net sales of tangible products in 1994 amounted to $303.6 million and cost and operating expenses related to tangible goods sold amounted to $244.4 million.

19.   Guarantor Subsidiaries
      ----------------------
   In July 1993, the Company issued $100 million principal amount of 9 1/8% Senior Notes due 2003 (see Note 7 of Notes to Consolidated Financial Statements). The notes are guaranteed by all of the Company's subsidiaries in the manner described below. The combined guarantors are jointly and severally liable under the subsidiary guarantees.

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

   The following condensed consolidating information presents:

(1) Condensed financial statements as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993 and 1992 of (a) the Company on a parent company only basis (Parent Company), (b) the Combined Guarantors, and (c) the Company on a consolidated basis.

(2) The Parent Company with its investments in subsidiaries accounted for on the equity method.

(3)   Elimination entries necessary to consolidate the Parent
      Company and its subsidiaries.

                                       UNC INCORPORATED
                             Condensed Consolidating Balance Sheet
                                    As of December 31, 1994
                                    (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Assets
------
Current assets:
  Cash                                    $  1 519   $  1,100                     $   2,619
  Accounts receivable, net                     640     88,639                        89,279
  Unbilled costs and accrued
    profits on contracts in progress                   14,097                        14,097
  Inventories                                          85,110                        85,110
  Assets held for sale                      18,449     30,725                        49,174
  Other                                      1,168      7,000                         8,168
                                          --------   --------                     ---------
    Total current assets                    21,776    226,671                       248,447
                                          --------   --------                     ---------
Assets held for sale nonrecurrent                       2,300                         2,300
Property, plant & equipment, net               790     43,899                        44,689
Cost in excess of net assets
  of acquired companies, net                          140,128                       140,128
Other noncurrent assets                     10,011     22,459                        32,470
Investments in and advances
  to subsidiaries                          304,392                  $(304,392)
                                          --------   --------       ---------     ---------
    Total assets                          $336,969   $435,457       $(304,392)    $ 468,034
                                          ========   ========       =========     =========

                                       UNC INCORPORATED
                         Condensed Consolidating Balance Sheet (Cont.)
                                    As of December 31, 1994
                                    (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt       $ 14,400   $ 28,571                     $  42,971
  Accounts payable                           1,387     37,531                        38,918
  Accruals and other current liabilities    25,643     40,741                        66,384
                                          --------   --------                     ---------
    Total current liabilities               41,430    106,843                       148,273
                                          --------   --------                     ---------
Long-term debt                             171,000        352                       171,352
Other noncurrent liabilities                16,892     32,620                        49,512
                                          --------   --------                     ---------
    Total liabilities                      229,322    139,815                       369,137
                                          --------   --------                     ---------
Common stock and additional paid
  in capital                               126,588                                  126,588
Retained earnings (deficit)                (17,373)                                 (17,373)
Equity of subsidiaries and
  advances of parent                                  304,392       $(304,392)
                                          --------   --------       ---------     ---------
                                           109,215    304,392        (304,392)      109,215
    Less:
    Treasury stock at cost
     (700,000 shares)                                   8,750                         8,750
    Minimum pension liability adjustment       540                                      540
    Unearned compensation-restricted
     stock                                   1,028                                    1,028
                                          --------   --------       ---------     ---------
  Total shareholders' equity               107,647    295,642        (304,392)       98,897
                                          --------   --------       ---------     ---------
Total liabilities and
  shareholders' equity                    $336,969   $435,457       $(304,392)    $ 468,034
                                          ========   ========       =========     =========

                                       UNC INCORPORATED
                             Condensed Consolidating Balance Sheet
                                    As of December 31, 1993
                                    (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Assets
-------
Current assets:
  Cash & short-term investments           $    857   $    637                     $   1,494
  Accounts receivable, net                   1,456     89,602                        91,058
  Unbilled costs and accrued
    profits on contracts in progress                   28,384                        28,384
  Inventories                                         109,766                       109,766
  Other                                      5,334     13,044                        18,378
                                          --------   --------                     ---------
        Total current assets                 7,647    241,433                       249,080
                                          --------   --------                     ---------
Net assets of discontinued operations       18,000      2,600                        20,600
Property, plant & equipment, net             3,042     63,989                        67,031
Cost in excess of net assets
  of acquired companies, net                          141,718                       141,718
Other noncurrent assets                     20,147      7,557                        27,704
Investments in and advances
  to subsidiaries                          336,762                  $(336,762)
                                          --------   --------       ---------     ---------
    Total assets                          $385,598   $457,297       $(336,762)    $ 506,133
                                          ========   ========       =========     =========

                                       UNC INCORPORATED
                         Condensed Consolidating Balance Sheet (Cont.)
                                    As of December 31, 1993
                                    (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt       $  1,000   $  5,529                     $   6,529
  Accounts payable                             935     37,690                        38,625
  Accruals and other current liabilities    16,530     37,196                        53,726
                                          --------   --------                     ---------
    Total current liabilities               18,465     80,415                        98,880
                                          --------   --------                     ---------
Long-term debt                             180,500     10,254                       190,754
Other noncurrent liabilities                12,397     38,616                        51,013
                                          --------   --------                     ---------
    Total liabilities                      211,362    129,285                       340,647
                                          --------   --------                     ---------

Common stock and additional paid
  in capital                               125,363                                  125,363
Retained earnings                           50,559                                   50,559
Equity of subsidiaries and
  advances of parent                                  336,762       $(336,762)
                                          --------   --------       ---------     ---------
                                           175,922    336,762        (336,762)      175,922
    Less:
    Treasury stock at cost
     (700,000 shares)                                   8,750                         8,750
    Minimum pension liability adjustment     1,345                                    1,345
    Unearned compensation-restricted
     stock                                     341                                      341
                                          --------   --------       ---------     ---------
  Total shareholders' equity               174,236    328,012        (336,762)      165,486
                                          --------   --------       ---------     ---------
Total liabilities and
  shareholders' equity                    $385,598   $457,297       $(336,762)    $ 506,133
                                          ========   ========       =========     =========

                                       UNC INCORPORATED
                     Condensed Consolidating Statement of Earnings (Loss)
                                 Year Ended December 31, 1994
                                    (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Sales and operating revenues              $   2,600  $ 523,233                   $ 525,833
Costs and expenses
  Costs and operating expenses                         444,375                     444,375
  Selling, general and administrative
    expenses                                 18,213     51,555                      69,768
  Restructuring charge                        4,800     53,906                      58,706
  Multi-employer pension plan withdrawal
    charge                                              14,000                      14,000
  Allocated expenses                        (22,803)    22,803
                                          ---------  ---------                   ---------
                                                210    586,639                     586,849
                                          ---------  ---------                   ---------
Operating income                              2,390    (63,406)                    (61,016)

Other income (expense)
  Interest income                                23         44                          67
  Interest expense                          (14,924)    (3,625)                    (18,549)
  Other                                      (1,934)        17                      (1,917)
  Equity in income (loss) of
    subsidiaries                            (55,838)               $  55,838
                                          ---------  ---------     ---------     ---------
                                            (72,673)    (3,564)       55,838       (20,399)
                                          ---------  ---------     ---------     ---------
Earnings (loss) before income taxes         (70,283)   (66,970)       55,838       (81,415)
Income tax benefit                            2,351     11,132                      13,483
                                          ---------  ---------     ---------     ---------
Net earnings (loss)                       $ (67,932) $ (55,838)    $  55,838     $ (67,932)
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
                                          =========  =========     =========     =========

                                       UNC INCORPORATED
                        Condensed Consolidating Statement of Cash Flows
                                 Year Ended December 31, 1994
                                    (Dollars in thousands)

                                          Parent       Combined
                                          Company     Guarantors      Consolidated
                                          -------     ----------      ------------
Net cash flow from (used by) operations  $  (14,137)  $   (5,358)     $ (19,495)

Cash flows from investing activities:
  Net proceeds from sale of assets                        11,713         11,713
  Additions to property, plant and
    equipment                                  (381)      (9,918)       (10,299)
  Acquisition of subsidiaries, net of
    cash acquired                                         (4,911)        (4,911)
  Proceeds from sale of leveraged lease       6,758                       6,758
  Other transactions, net                                     39             39
                                          ---------   ----------      ---------
    Net cash and short-term investments
     provided (used) by investing
     activities                               6,377       (3,077)         3,300
                                          ---------   ----------      ---------
Cash flows from financing activities:
  Additions to debt                         161,085       40,000        201,085
  Reductions in debt                       (159,185)     (24,860)      (184,045)
  Other transactions                            280                         280
  Net cash transfers to (from) parent         6,375       (6,375)
                                          ---------   ----------      ---------
    Net cash provided (used) by financing
     activities                               8,555        8,765         17,320
                                          ---------   ----------      ---------
Net increase in cash                            795          330          1,125
Cash at beginning of year                       857          637          1,494
                                          ---------   ----------      ---------
Cash at end of year                       $   1,652   $      967      $   2,619
                                          =========   ==========      =========

                                       UNC INCORPORATED
                        Condensed Consolidating Statement of Cash Flows
                                 Year Ended December 31, 1993
                                    (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors    Consolidated
                                          -------   ----------    ------------
Net cash flow from (used by) operations  $    (384) $  (11,253)    $ (11,637)

Cash flows from investing activities:
  Net proceeds from sale of assets                      10,843        10,843
  Additions to property, plant and
    equipment                                  (331)   (10,919)      (11,250)
  Acquisition of subsidiaries, net of
    cash acquired                                      (48,477)      (48,477)
  Investment in leveraged lease              (2,697)                  (2,697)
  Naval Products phase out                       68                       68
  Other transactions, net                                  (67)          (67)
                                          ---------  ---------     ---------
    Net cash and short-term investments
     provided (used) by investing
     activities                              (2,960)   (48,620)      (51,580)
                                          ---------  ---------     ---------
Cash flows from financing activities:
  Additions to debt                         193,132     35,500       228,632
  Reductions in debt                       (210,632)    (55,334)    (265,966)
  Issuance of 9 1/8% Senior Notes           100,000                  100,000
  Other transactions, net                        77                       77
  Net cash transfers to (from) parent       (80,022)    80,022
                                          ---------  ---------     ---------
    Net cash and short-term investments
     provided (used) by financing
     activities                               2,555     60,188        62,743
                                          ---------  ---------     ---------
Net decrease in cash and
  short-term investments                       (789)       315          (474)
Cash and short-term investments at
  beginning of year                           1,646        322         1,968
                                          ---------  ---------     ---------
Cash at end of year                       $     857  $     637     $   1,494
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
                                          =========  =========     =========

Report of Independent Accountants

The Board of Directors and Shareholders
UNC Incorporated:

   We have audited the consolidated financial statements and the financial statement schedule of UNC Incorporated and subsidiaries listed in Item 14(a) 1 and Item 14(a) 2 of this Form 10-K as of December 31, 1994 and for the year then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNC Incorporated and subsidiaries as of December 31, 1994 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                      Coopers & Lybrand L.L.P.

                                      Washington, D.C.
                                      February 28, 1995

Independent Auditors' Report

The Board of Directors and Shareholders
UNC Incorporated:

   We have audited the accompanying consolidated balance sheet of UNC Incorporated and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule for the years ended December 31, 1993 and 1992, as listed in the accompanying index under Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNC Incorporated and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended December 31, 1993 and 1992, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of the Financial
Accounting Standards Board's Statement of Financial Accounting
Standards No. 109, Accounting for Income Taxes, in 1993.

                                     KPMG Peat Marwick LLP

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

                                  PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

   (a) Directors of the Company. The information regarding directors in response to Item 401 of Regulation S-K which will appear in the definitive Proxy Statement of the Company in connection with the solicitation of proxies for its 1995 Annual Meeting of Shareholders is incorporated herein by reference.

   (b) Executive Officers of the Company. The following table sets forth the names and ages of all executive officers of the Company, their positions and office with the Company, and the period during which each person has served as such.

                                 Positions and                     Served as
                              Office Currently Held                Officer
Name                    Age     with the Company                   Since (1)
----                    ---   ---------------------                ---------
Dan A. Colussy          63    Chairman of the Board, President         1984
                              and Chief Executive Officer
                              and Director

Gerald M. Czarnecki     54    President and Chief Operating            1994
                              Officer

Robert L. Pevenstein    48    Senior Vice President and                1987
                              Chief Financial Officer

John H. Moellering      56    Executive Vice President,                1993
                              Aviation Services Division

John J. Bonasia         61    Senior Vice President,                   1990
                              Engine Overhaul Division

Robert A. Gustafson     48    Senior Vice President,                   1994
                              Component Services Division

Gerald J. Knapp         52    Senior Vice President,                   1991
                              Human Resources

Richard H. Lange        61    Senior Vice President, General           1987
                              Counsel and Secretary

Gregory M. Bubb         43    Vice President and Treasurer             1988

William R. Capel        46    Vice President and Controller            1992

Paul X. McLain          54    Vice President, Financial Controls       1982
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

   The following information relates to the business experience during the past five years of each Executive Officer named above:

   Mr. Colussy has served as Chairman and Chief Executive Officer of the Company since October 1994. Previously he was Chairman of the Board, President and Chief Executive Officer since April 1989 and prior thereto he was President and Chief Executive Officer since December 1984.

   Mr. Czarnecki joined the Company as President and Chief Operating Officer in October 1994. Previously he was Senior Vice President, Human Resources and Administration for IBM Corporation from 1993 to 1994, Chairman of the Board and Chief Executive Officer of Bank of America, FSB from 1992 to 1993, and Chairman of the Board, President and Chief Executive Officer of Honfed Bank from 1987 to 1992.

   Mr. Pevenstein has served as Senior Vice President and Chief
Financial Officer of the Company since February 1992 and previously as Vice President Finance and Chief Financial Officer since October 1987. He joined the Company as Controller in September 1987.

   Mr. Moellering joined the Company as Executive Vice President and Chief Operating Officer, UNC Aviation Services in October 1993. Previously he was President and Chief Executive Officer of Lear Siegler Management Services Corporation from 1990 to 1993 and prior to that he was Corporate Vice President with Automatic Data Processing, Inc. from 1987 to 1990.

   Mr. Bonasia has served as Senior Vice President, Engine
Overhaul Division since October 1994. Prior to such time he served in various senior management positions with the Company for more than five years.

   Mr. Gustafson joined the Company as Senior Vice President, Component Services Division in October 1994. Previously he was Group Vice President - Aviation Division and President Page Avjet Corporation for the BBA Group PLC from 1991 to 1994 and Group Vice President - AAR Service Companies of AAR Corporate from 1990 to 1991.

   Mr. Knapp has served as Senior Vice President, Human Resources since May 1994, he joined the Company as Vice President, Human Resources in April 1991. Prior to such time he was Manager, Human Resources Management, for Thomason Consumer Electronics, Inc. for more than five years.

   Mr. Lange has served as Senior Vice President, General Counsel and Secretary since May 1994, he was elected Vice President, General Counsel and Secretary of the Company in July 1987.

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

   Mr. McLain joined the Company as Vice President, Financial
Controls in August 1982.

ITEM 11.    EXECUTIVE COMPENSATION.

   The information regarding executive compensation in response to Item 402 of Regulation S-K which will appear in the definitive Proxy Statement of the Company in connection with the solicitation of proxies for its 1995 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

   The information regarding security ownership of certain beneficial owners and management in response to Item 403 of Regulation S-K which will appear in the definitive Proxy
Statement of the Company in connection with the solicitation of proxies for its 1995 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information regarding certain relationships and related transactions in response to Item 404 of Regulation S-K which will appear in the definitive Proxy Statement of the Company in connection with the solicitation of proxies for its 1995 Annual Meeting of Shareholders is incorporated herein by reference.

                                   PART IV
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.

(a)   The following documents are filed as part of this Report:

   (1) and (2)  Financial Statements and Financial Statement
Schedules.

Financial Statements:
Consolidated statements of earnings - years ended December 31, 1994, 1993 and 1992

Consolidated balance sheets - as of December 31, 1994 and 1993

Consolidated statements of cash flows - years ended December 31, 1994, 1993 and 1992

Consolidated statements of changes in shareholders' equity - years ended December 31, 1994, 1993 and 1992

Notes to consolidated financial statements

Report of Independent Accountants

Independent Auditors' Report
                                                     Page Number
Index to Consolidated Financial Statement Schedules: in this Rpt
---------------------------------------------------  -----------
   Schedule VIII  Valuation and qualifying
                  accounts - for the three
                  years ended December 31, 1994          S-1

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

   4.4 Indenture, dated as of July 15, 1993, between the Company and Continental Bank, National Association, Trustee, relating to the Company's 9 1/8% Senior Notes due 2003 (filed as Exhibit 4-B to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 -- File No. 1-7795 and incorporated herein by reference).

   4.5 First Supplemental Indenture, dated as of August 14, 1993, between the Company and Continental Bank, National Association, Trustee (supplementing the Indenture, dated July 15, 1993, between the Company and Continental Bank, National Association, Trustee, relating to the Registrant's 9 1/8% Senior Notes due 2003)

   4.6 Second Supplemental Indenture, dated as of November 5, 1993, between the Company and Continental Bank, National Association, Trustee (supplementing the Indenture, dated July 15, 1993, between the Company and Continental Bank, National Association, Trustee, relating to the Registrant's 9 1/8% Senior Notes due 2003)

   10.1 1977 Stock Plan for Key Employees of United Nuclear Corporation and Its Subsidiaries, as amended on June 25, 1982 (filed as Exhibit 10-F(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1982 -- File No. 1-7795 and incorporated herein by reference).

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

   10.30 Amendment, dated as of February 7, 1994, to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992, among UNC Incorporated, UNC Airwork Corporation; the several banks and other financial institutions from time to time parties to the Credit Agreement and Chemical Bank, a New York banking corporation; as agent for the Banks, referred to in
            Exhibit 10.22 hereof (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 -- File No. 1-7795 and incorporated herein by reference).

   10.31 Amendment and Waiver, dated as of August 8, 1994, to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992, among UNC Incorporated or UNC Airwork Corporation, the several banks and other financial institutions from time to time parties thereto and Chemical Bank as agent for the Banks, referred to in Exhibit 10.22 hereof (filed as Exhibit
            10.31 to the Company's Form 10-Q for the quarter ended September 30, 1994 -- File No. 1-7795 and incorporated herein by reference.)

   10.32 Employment Agreement, dated as of November 22, 1994, between Gerald M. Czarnecki and UNC Incorporated.

   10.33 Amendment, dated as of December 29, 1994, to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992, among UNC Incorporated, UNC Airwork Corporation; the several banks and other financial institutions from time to time parties thereto and Chemical Bank as agent for the Banks.

   10.34 Amendment, dated as of March 29, 1995, to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992, among UNC Incorporated, UNC Airwork Corporation; the several banks and other financial institutions from time to time parties thereto and Chemical Bank as agent for the Banks.

   11    Statement re: Computation of Earnings per Share.

   16    Letter dated March 1, 1994 of KPMG Peat Marwick (filed as
         Exhibit 16 to the Company's Report on Form 8-K dated
         March 1, 1994 -- File No. 1-7795 and incorporated herein by reference).

   21    Subsidiaries of the Company.

   23.1  Independent Auditors' Consent - KPMG Peat Marwick LLP

   23.2  Independent Auditors' Consent - Coopers & Lybrand LLP

   24    Powers of Attorney.

   27    Financial Data Schedule (electronically filed).
   ____________________

(B)   REPORTS ON FORM 8-K:

   No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

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

                              UNC INCORPORATED

March 28, 1995
                              By:  /s/ Robert L. Pevenstein
                                   ---------------------------
                                   Robert L. Pevenstein
                                   Senior Vice President
                                   and Chief Financial Officer
                                   (principal financial and
                                   accounting officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                      Title                             Date
---------                      -----                             ----
/s/ Dan A. Colussy             Chairman of the Board,            March 28, 1995
------------------------       Chief Executive Officer
(Dan A. Colussy)               and Director

/s/ Robert L. Pevenstein       Senior Vice President and         March 28, 1995
------------------------       Chief Financial Officer
(Robert L. Pevenstein)         (principal financial and
                               accounting officer)

Berl Bernhard*                 Director                          March 22, 1995
------------------------
(Berl Bernhard)

John K. Castle*                Director                          March 17, 1995
------------------------
(John K. Castle)

                               Director                          March __, 1995
------------------------
(William C. Hittinger)

J. L. Holloway III*            Director                          March 24, 1995
------------------------
(J. L. Holloway III)

George V. McGowan*             Director                          March 20, 1995
------------------------
(George V. McGowan)

Jack Moseley*                  Director                          March 20, 1995
------------------------
(Jack Moseley)

Lawrence A. Skantze*           Director                          March 24, 1995
------------------------
(Lawrence A. Skantze)

Beverly B. Byron*              Director                          March 20, 1995
------------------------
(Beverly B. Byron)

* By /s/ Richard H. Lange
     ---------------------
     (Richard H. Lange)  Attorney-in-Fact

                             UNC INCORPORATED AND SUBSIDIARIES

                     Schedule VIII - Valuation and Qualifying Accounts
                        For the Three Years Ended December 31, 1994

                                                    Additions
                                       Balance at   Charged to                     Balance
                                       Beginning     Costs &                       at End
           Description                  of Year      Expenses    Deductions (1)    of Year
           -----------                 ---------    ----------   --------------   ---------

Allowance for Doubtful Accounts Receivable:
  Year ended December 31, 1994         $6,366,000   $4,296,000     $6,956,000     $3,706,000
                                       ==========   ==========     ==========     ==========
  Year ended December 31, 1993         $5,041,000   $1,602,000     $  277,000     $6,366,000
                                       ==========   ==========     ==========     ==========
  Year ended December 31, 1992         $6,949,000   $2,450,000     $4,358,000     $5,041,000
                                       ==========   ==========     ==========     ==========




(1)   Uncollected receivables written off, net of recoveries.

                          SEQUENTIAL EXHIBIT INDEX

      The following exhibits are being filed herewith:

Exhibit
Number            Description
------            -----------
10.32 Employment Agreement, dated as of November 22, 1994, between Gerald M. Czarnecki and UNC Incorporated.

10.33 Amendment, dated as of December 29, 1994, to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992, among UNC Incorporated, UNC Airwork Corporation; the several banks and other financial institutions from time to time parties thereto and Chemical Bank as agent for the Banks.

10.34 Amendment, dated as of March 29, 1995, to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992, among UNC Incorporated, UNC Airwork Corporation; the several banks and other financial institutions from time to time parties thereto and Chemical Bank as agent for the Banks.

11            Statement re: Computation of Earnings per Share.

21            Subsidiaries of the Company.

23.1          Independent Auditors' Consent - KPMG Peat Marwick
              LLP

23.2          Independent Accountants' Consent - Coopers & Lybrand
              L.L.P.

24            Powers of Attorney.

27            Financial Data Schedule (electronically filed).

____________________