Form 10-Q
period 1995-03-31
UNC INC
filed 1995-05-15
CIK 276104

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Period ended March 31, 1995


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

                                    [ X ] Yes   [  ] No



      Number of shares of Common Stock, par $0.20, outstanding as of May 4, 1995: 17,657,781 (excluding 700,000 treasury shares held by a subsidiary).

                    UNC Incorporated, and Subsidiaries

                                   INDEX


                                                                   Page No.
                                                                   --------
Part I. Financial Information

Consolidated Statements of Earnings
      Three Months Ended March 31, 1995 and 1994                        1

Consolidated Balance Sheets
      March 31, 1995 and December 31, 1994                              2

Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1995 and 1994                        3

Notes to Consolidated Financial Statements                              4

Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              11


Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                           14

Signature Page                                                         15

Exhibit Index                                                          16

                       UNC Incorporated and Subsidiaries
                      Consolidated Statements of Earnings
                (Dollars in thousands except per share amounts)

                                                     Three Months Ended
                                                          March 31,
                                               ------------------------------
                                                  1995                 1994
                                               ---------            ---------
Sales and operating revenues                   $ 125,703            $ 138,412

Costs and expenses:
  Cost and operating expenses                    106,385              113,696
  Selling, general and
    administrative expenses                       14,085               16,266
                                               ---------            ---------
                                                 120,470              129,962
                                               ---------            ---------
Operating income                                   5,233                8,450

Other income (expense):
  Interest income                                    404                    7
  Interest expense                                (5,138)              (4,521)
  Other                                             (424)                (419)
                                               ---------            ---------
                                                  (5,158)              (4,933)
                                               ---------            ---------

Earnings before income taxes                          75                3,517
Income tax provision                                 (26)              (1,055)
                                               ---------            ---------
Net earnings                                   $      49            $   2,462
                                               =========            =========
Net earnings per share                         $                    $     .14
                                               =========            =========

                          UNC Incorporated and Subsidiaries
                             Consolidated Balance Sheets
                               (Dollars in thousands)

                                                        March 31,      December 31,
                                                           1995            1994
                                                        ----------     ------------
Assets
- ------
Current assets:
  Cash                                                  $  1,300       $  2,619
  Accounts receivable, less allowance for
    doubtful accounts of $3,893 and $3,706,
    respectively                                          83,351         89,279
  Unbilled costs and accrued profits on
    contracts in progress                                 13,533         14,097
  Inventories                                             86,792         85,110
  Assets held for sale                                    43,422         49,174
  Other                                                    8,045          8,168
                                                        --------       --------
    Total current assets                                 236,443        248,447

Assets held for sale - noncurrent                          2,300          2,300

Property, plant and equipment, at cost                    74,329         73,478
Less accumulated depreciation                             30,013         28,789
                                                        --------       --------
    Net property, plant and equipment                     44,316         44,689
Cost in excess of net assets of acquired com-
  panies, less accumulated amortization of $24,586
  and $23,397, respectively.                             138,939        140,128
Other assets                                              33,379         32,470
                                                        --------       --------
    Total assets                                        $455,377       $468,034
                                                        ========       ========

                          UNC Incorporated and Subsidiaries
                             Consolidated Balance Sheets
                               (Dollars in thousands)

                                                        March 31,      December 31,
                                                           1995            1994
                                                        ----------     ------------

Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Revolving Senior Bank Debt, prime plus 1/2% due 1995  $ 48,500       $ 40,000
  Current portion of other long-term debt                  6,713          2,971
  Accounts payable                                        24,874         38,918
  Income taxes                                             3,547          3,521
  Accruals and other current liabilities                  57,171         62,863
                                                        --------       --------
    Total current liabilities                            140,805        148,273

Long-term debt, less current portion:
  9 1/8% Senior Notes due 2003                           100,000        100,000
  7 1/2% Convertible Subordinated Debentures due 2006     64,800         69,000
  Other                                                    2,352          2,352
                                                        --------       --------
Total long-term debt, less current portion               167,152        171,352
Other noncurrent liabilities                              48,319         49,512
                                                        --------       --------
    Total liabilities                                    356,276        369,137

Shareholders' equity:
Series preferred stock, par value $1.00 per share;
  Authorized 12,000,000 shares; 250,000 designated
  Series A Junior Participating Preferred Stock,
  none issued
Common stock, par value $0.20 per share; authorized
  50,000,000 shares; issued 18,357,781 and
  18,242,134 shares, respectively                          3,672          3,648
Additional paid-in capital                               123,569        122,940
Retained earnings                                        (17,324)       (17,373)
                                                        --------       --------
                                                         109,917        109,215
Less:
  Treasury stock, at cost (700,000 shares)                 8,750          8,750
  Minimum pension liability adjustment                       540            540
  Unearned compensation-restricted stock                   1,526          1,028
                                                        --------       --------
    Total shareholders' equity                            99,101         98,897
                                                        --------       --------
    Total liabilities and shareholders' equity          $455,377       $468,034
                                                        ========       ========

                          UNC Incorporated and Subsidiaries
                        Consolidated Statements of Cash Flows
                               (Dollars in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1995        1994
                                                           --------    --------
Cash flows from operating activities:
  Net earnings                                             $     49    $  2,462
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization                           3,090       3,456
      Provision for losses on accounts receivable               289         334
      Income from leveraged lease                                          (652)
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable          5,639      (6,741)
          (Increase) decrease in unbilled costs & accrued
            profits on contracts in progress                    564        (275)
          (Increase) in inventories                          (1,682)     (2,162)
          Decrease in other current assets                      121       3,601
          (Increase) decrease in other noncurrent assets     (1,287)        921
          (Decrease) in accounts payable                    (14,044)    (11,480)
          (Decrease) in accruals and other current
            liabilities                                      (5,692)     (5,202)
          Increase in income taxes payable                       26         184
          Decrease in other noncurrent liabilities              (79)       (197)
          (Decrease) in discontinued operations
            liabilities                                      (1,114)       (526)
                                                           --------    --------
          Total adjustments                                 (14,169)    (18,739)
                                                           --------    --------
          Net cash provided (used) by operating activities  (14,120)    (16,277)
                                                           --------    --------
Cash flows from investing activities:
  Net proceeds from sale of assets                            5,953
  Additions to property, plant and equipment                 (1,259)     (6,662)
                                                           --------    --------
          Net cash provided (used) by investing activities    4,694      (6,662)
                                                           --------    --------
Cash flows from financing activities:
  Additions to debt                                          52,000      62,500
  Reductions in debt                                        (43,958)    (40,234)
  Other transactions                                             65          48
                                                           --------    --------
          Net cash provided (used) by financing activities    8,107      22,314
                                                           --------    --------
  Net (decrease) in cash                                     (1,319)       (625)
  Cash at beginning of year                                   2,619       1,494
                                                           --------    --------
  Cash at end of period                                    $  1,300    $    869
                                                           ========    ========

                     UNC Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements

1. The accompanying financial statements, which should be read in conjunction with the Consolidated Financial Statements included in the Annual Report filed on Form 10-K for the year ended December 31, 1994, are unaudited. The statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. It is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included. Results of interim periods are not necessarily indicative of results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the 1995 presentation.

2. Inventories at March 31, 1995 and December 31, 1994:

                                               (Dollars in thousands)
                                                 1995        1994
                                               --------    --------
   Component parts and materials               $ 62,909    $ 61,282
   Work in process                               18,735      21,161
   Supplies                                       5,148       2,667
                                               --------    --------
                                               $ 86,792    $ 85,110
                                               ========    ========
3. Net sales of tangible products in the quarter ended March 31, 1995 amounted to $77.9 million and cost and operating expenses related to tangible goods sold amounted to $62.4 million.

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

   The following condensed consolidating information presents:

(1) Condensed financial statements as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 of (a) the Company on a parent company only basis (Parent Company), (b) the Combined Guarantors, and
      (c) the Company on a consolidated basis.

(2) The Parent Company with its investments in subsidiaries accounted for on the equity method.

(3) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                                      UNC INCORPORATED
                            Condensed Consolidating Balance Sheet
                                      As of March 1995
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Assets
- -------
Current assets:
  Cash                                   $    829    $    471                     $   1,300
  Accounts receivable, net                    977      82,374                        83,351
  Unbilled costs and accrued
    profits on contracts in progress                   13,533                        13,533
  Inventories                                          86,792                        86,792
  Assets held for sale                     18,309      25,113                        43,422
  Other                                       906       7,139                         8,045
                                         --------    --------                     ---------
    Total current assets                   21,021     215,422                       236,443
                                         --------    --------                     ---------
Assets held for sale nonrecurrent                       2,300                         2,300
Property, plant & equipment, net              838      43,478                        44,316
Cost in excess of net assets
  of acquired companies, net                          138,939                       138,939
Other noncurrent assets                    13,338      20,041                        33,379
Investments in and advances
  to subsidiaries                         304,457                  $(304,457)
                                         --------    --------      ---------      ---------
    Total assets                         $339,654    $420,180      $(304,457)     $ 455,377
                                         ========    ========      =========      =========

                                      UNC INCORPORATED
                            Condensed Consolidating Balance Sheet
                                      As of March 1995
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt      $ 26,835    $ 28,378                     $  55,213
  Accounts payable                            216      24,658                        24,874
  Accruals and other current liabilities   19,869      40,849                        60,718
                                         --------    --------                     ---------
    Total current liabilities              46,920      93,885                       140,805
                                         --------    --------                     ---------
Long-term debt                            166,800         352                       167,152
Other noncurrent liabilities               18,083      30,236                        48,319
                                         --------    --------                     ---------
    Total liabilities                     231,803     124,473                       356,276
                                         --------    --------                     ---------
Common stock and additional paid
  in capital                              127,241                                   127,241
Retained earnings (deficit)               (17,324)                                  (17,324)
Equity of subsidiaries and
  advances of parent                                  304,457      $(304,457)
                                         --------    --------      ---------      ---------
                                          109,917     304,457       (304,457)       109,917
    Less:
    Treasury stock at cost
     (700,000 shares)                                   8,750                         8,750
    Minimum pension liability adjustment      540                                       540
    Unearned compensation-restricted
     stock                                  1,526                                     1,526
                                         --------    --------      ---------      ---------
  Total shareholders' equity              107,851     295,707       (304,457)        99,101
                                         --------    --------      ---------      ---------
Total liabilities and
  shareholders' equity                   $339,654    $420,180      $(304,457)     $ 455,377
                                         ========    ========      =========      =========

                                      UNC INCORPORATED
                            Condensed Consolidating Balance Sheet
                                   As of December 31, 1994
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Assets
- -------
Current assets:
  Cash                                   $  1,519    $  1,100                     $   2,619
  Accounts receivable, net                    640      88,639                        89,279
  Unbilled costs and accrued
    profits on contracts in progress                   14,097                        14,097
  Inventories                                          85,110                        85,110
  Assets held for sale                     18,449      30,725                        49,174
  Other                                     1,168       7,000                         8,168
                                         --------    --------                     ---------
    Total current assets                   21,776     226,671                       248,447
                                         --------    --------                     ---------
Assets held for sale nonrecurrent                       2,300                         2,300
Property, plant & equipment, net              790      43,899                        44,689
Cost in excess of net assets
  of acquired companies, net                          140,128                       140,128
Other noncurrent assets                    10,011      22,459                        32,470
Investments in and advances
  to subsidiaries                         304,392                  $(304,392)
                                         --------    --------      ---------      ---------
    Total assets                         $336,969    $435,457      $(304,392)     $ 468,034
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
                                         ========    ========      =========      =========

                                      UNC INCORPORATED
                        Condensed Consolidating Statement of Earnings
                              Three Months Ended March 31, 1995
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Sales and operating revenues             $           $ 125,703                   $ 125,703

Costs and expenses
  Costs and operating expenses                         106,385                     106,385
  Selling, general and administrative
    expenses                                 3,273      10,812                      14,085
  Allocated expenses                        (1,107)      1,107
                                         ---------   ---------                   ---------
                                             2,166     118,304                     120,470
                                         ---------   ---------                   ---------
Operating income                            (2,166)      7,399                       5,233

Other income (expense)
  Interest income                              384          20                         404
  Interest expense                          (4,078)     (1,060)                     (5,138)
  Other                                       (378)        (46)                       (424)
  Equity in income of subsidiaries           4,103                $  (4,103)
                                         ---------   ---------    ---------      ---------
                                                31      (1,086)      (4,103)        (5,158)
                                         ---------   ---------    ---------      ---------
Earnings before income taxes                (2,135)      6,313       (4,103)            75
Income tax benefit (provision)               2,184      (2,210)                        (26)
                                         ---------   ---------    ---------      ---------
Net earnings                             $      49   $   4,103    $  (4,103)     $      49
                                         =========   =========    =========      =========

                                      UNC INCORPORATED
                        Condensed Consolidating Statement of Earnings
                              Three Months Ended March 31, 1994
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Sales and operating revenues             $           $ 138,412                   $ 138,412

Costs and expenses
  Costs and operating expenses                         113,696                     113,696
  Selling, general and administrative
    expenses                                 4,542      11,724                      16,266
  Allocated expenses                        (1,776)      1,776
                                         ---------   ---------                   ---------
                                             2,766     127,196                     129,962
                                         ---------   ---------                   ---------
Operating income                            (2,766)     11,216                       8,450

Other income (expense)
  Interest income                                3           4                           7
  Interest expense                          (3,358)     (1,163)                     (4,521)
  Other                                       (420)          1                        (419)
  Equity in income of subsidiaries           7,853                $  (7,853)
                                         ---------   ---------    ---------      ---------
                                             4,078      (1,158)      (7,853)        (4,933)
                                         ---------   ---------    ---------      ---------
Earnings before income taxes                 1,312      10,058       (7,853)         3,517
Income tax benefit (provision)               1,150      (2,205)                     (1,055)
                                         ---------   ---------    ---------      ---------
Net earnings                             $   2,462   $   7,853    $  (7,853)     $   2,462
                                         =========   =========    =========      =========

                                      UNC INCORPORATED
                       Condensed Consolidating Statement of Cash Flows
                              Three Months Ended March 31, 1995
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Consolidated
                                         -------    ----------   ------------
Net cash flow from (used by) operations  $  (9,463)  $  (4,657)    $(14,120)

Cash flows from investing activities:
  Net proceeds from sales of assets            865       5,088        5,953
  Additions to property, plant and
    equipment                                 (118)     (1,141)      (1,259)
                                         ---------   ---------    ---------
    Net cash provided (used) by
     investing activities                      747       3,947        4,694
                                         ---------   ---------    ---------
Cash flows from financing activities:
  Additions to debt                         52,000                   52,000
  Reductions in debt                       (43,765)       (193)     (43,958)
  Other transactions, net                       65                       65
  Net cash transfers to (from) parent          851        (851)
                                         ---------   ---------    ---------
    Net cash provided (used) by
     financing activities                    9,151      (1,044)       8,107
                                         ---------   ---------    ---------
Net increase (decrease) in cash                435      (1,754)      (1,319)
                                         ---------   ---------    ---------
Cash at beginning of year                    1,519       1,100        2,619
                                         ---------   ---------    ---------
Cash at end of period                    $   1,954   $    (654)   $   1,300
                                         =========   =========    =========

                                      UNC INCORPORATED
                       Condensed Consolidating Statement of Cash Flows
                              Three Months Ended March 31, 1994
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Consolidated
                                         ---------  ----------   ------------
Net cash flow from (used by) operations  $   4,507   $ (20,784)    $(16,277)

Cash flows from investing activities:
  Additions to property, plant and
    equipment                                           (6,662)      (6,662)
                                         ---------   ---------    ---------
    Net cash provided (used) by
     investing activities                               (6,662)      (6.662)
                                         ---------   ---------    ---------
Cash flows from financing activities:
  Additions to debt                         41,500      21,000       62,500
  Reductions in debt                       (30,500)     (9,734)     (40,234)
  Other transactions, net                       48                       48
  Net cash transfers to (from) parent      (16,158)     16,158
                                         ---------   ---------    ---------
    Net cash provided (used) by
     financing activities                   (5,110)     27,424       22,314
                                         ---------   ---------    ---------
Net decrease in cash                          (603)        (22)        (625)
                                         ---------   ---------    ---------
Cash at beginning of year                      857         637        1,494
                                         ---------   ---------    ---------
Cash at end of period                    $     254   $     615    $     869
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

Quarter Ended March 31, 1995 Compared with Quarter Ended March 31, 1994
- ------------------------------------------------------------------------
Revenues were $125.7 million in the first quarter of 1995 compared with
$138.4 million in the 1994 quarter, a decrease of $12.7 million (9.2%).
Operating income in the 1995 quarter of $5.2 million decreased $3.2 million
(38.1%) compared with the 1994 quarter.

Revenues for the Engine Overhaul Division in the 1995 quarter decreased $4.7 million (13.6%) to $29.7 million. The reduction in revenues is due in part to closing the engine overhaul facility in Burbank, California at the end of 1994, which was part of the Company's restructuring program. Also the 1994 quarter included revenues from an aircraft leveraged lease transaction which are non-recurring due to the sale of the asset in December 1994. These reductions were partially offset by an increase in the overhaul and repair of industrial turbine engines. Operating income decreased $0.4 million to $2.2 million in the 1995 quarter principally due to the non-recurring leveraged lease income.

Revenues from the Component Services Division in the 1995 quarter increased
$1.4 million (9.5%) to $15.9 million on increased volume. Operating income of $1.7 million decreased $0.9 million (34.9%) in the 1995 quarter due to pricing pressures and increased material costs.

The Company's Manufacturing Division revenues for the 1995 quarter of $21.0 million decreased $6.2 million (22.8%) compared with the 1994 quarter. The reduction in revenues is principally due to lower volume at our two engine component manufacturing facilities due to the continued weakness in the aviation industry marketplace. This decrease was partially offset by increased volume at the aerostructures manufacturing facility in Washington due to new subcontracts awarded in April 1994 and January 1995. Operating income decreased $1.0 million (34.9%) to 1.8 million principally due to lower volume in the engine component facilities, partially offset by increased margins in the aerostructures facility in Washington.

Aviation Services Division revenues of $59.1 million decreased $3.3 million
(5.2%) in the 1995 quarter. The decrease in revenues is due to reduced levels of contract flight training and aircraft maintenance activities, lower contract field team manning due to the phase-out of Desert Storm related activities and to the sale of UNC Helicopter in December 1994 which was part of the Company's restructuring strategy. Operating income decreased $1.5 million (48.2%) to 1.6 million in the 1995 quarter principally due to lower volume.

Selling, general and administrative expenses in the first quarter of 1995 were $14.1 million or 11.2% of sales compared with $16.3 million or 11.8% of sales in the 1994 quarter. The decrease in selling, general and administrative expenses in the 1995 quarter is due to the closing of the Burbank engine overhaul facility, the sale of UNC Helicopter in December 1994 and other cost savings resulting from the restructuring program initiated in the second half of 1994.

The Defense Department is continuing to close various military bases where the Company provides contract services. A portion of the workload of these bases is being relocated to bases where the Company already performs aircraft maintenance functions. Further consolidation of military training and maintenance contracts is expected as bases are eliminated and other defense cuts reduce the value of individual contracts. However, the Company expects that continued pressures on defense spending could increase the outsourcing of services currently being provided by military and other government personnel to lower cost providers such as the Company. Additional opportunities for work from Army, Air Force and Navy depots may result from the recommendations made by the Congressionally-mandated DoD-Industry Depot
Maintenance Task Force on which UNC is represented. For example, the employees of the U.S. Air Force's Newark Aerospace Guidance and Metrology
Depot in Ohio selected the Company in open competition and the Company has formed an alliance named UNC Newark with these employees. UNC Newark will compete for the Air Force "privatization-in-place" contract which is scheduled to begin in conjunction with that base closure in December 1995.
"Privatization-in-place" is a concept under which facilities will be transferred to local jurisdictions and the depot work will be performed by commercial companies. In May 1995 the Company was awarded a contract to develop the plans, procedures and processes to implement the U.S. Army's
Brigade Afloat program. Also in May the Company was awarded a one year contract, with four one year options, by the U.S. Army's Communications and Electronics Command at Ft. Monmouth, N.J. with a potential value of approximately $105 million.

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

Interest expense increased $0.6 million in the first quarter of 1995 due to higher average debt levels and higher interest rates.

Liquidity and Capital Resources
- -------------------------------
The sale of excess assets identified in the restructuring program has generated $15 million in net cash since the implementation of the program in
July 1994.  The sale of the Naval Products facility to the Mohegan Indian
Tribe will provide approximately $27 million.  Activity is proceeding toward the final approval and closing of the transaction.  Additional inventory and other asset sales are also underway and the Company expects to meet its assets sale goals of $50 million in 1995 with the remaining $25 million to be completed by June 1996.

Long-term debt, including current portion, was $222.4 million at March 31, 1995 compared to $214.3 million at December 31, 1994. The Company is currently in discussions with a lender concerning a new medium term revolving credit facility. The Company anticipates closing on the line in May 1995.
At such time, it is anticipated the revolving credit will be classified as a long-term liability. The Company's debt-to-capitalization rate at March 31, 1995 was 69.2% compared with 68.4% at December 31, 1994. At March 31, 1995, the Company's working capital was $95.6 million with a current ratio of 1.7 to 1 compared with $100.2 million, a current ratio of 1.7 to 1 at December
31, 1994.

Capital expenditures in the first quarter of 1995 amounted to $1.3 million compared with $6.7 million in the 1994 quarter. The higher level of expenditures in the first quarter of 1994 were principally due to equipment purchased in connection with the acquisition of the Anadite contract backlog, completion of the expansion of facilities in connection with the award of the contract backlog previously performed by the Heintz Corporation, equipment purchases to implement new and improved manufacturing techniques and the purchase of tooling related to the engine overhaul business. It is anticipated that capital expenditures for the remainder of 1995 will be less than depreciation and amortization expense and will be financed from internally generated funds, lease arrangements and revolving credit borrowings.

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -------------------------------------------
(a) Exhibits                                Description
- ------------          -------------------------------------------------
Exhibit 11            Computation of Earnings Per Common Share


(b) Reports on Form 8-K:
- ------------------------
No reports on Form 8-K were filed by the Company during the quarter ended
March 31, 1995.

                     UNC Incorporated and Subsidiaries

                                 SIGNATURE

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNC Incorporated




Date:  May 15, 1995             By:  /s/ Robert L. Pevenstein
                                     ------------------------------
                                     Robert L. Pevenstein
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                     UNC Incorporated and Subsidiaries

                         SEQUENTIAL EXHIBIT INDEX


 Exhibit
Sequential                                                    Sequential
 Number                        Description                       Page
- ----------    ----------------------------------------------  -----------
Exhibit 11    Computation of Earnings Per Common Share            23




                                           EXHIBIT 11

                             UNC INCORPORATED AND SUBSIDIARIES
                                    Earnings Per Share
                          (In thousands except per share amounts)

                                                               Three Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                               1995              1994
                                                            ---------         ---------
Net earnings                                                $      49         $   2,462
                                                            =========         =========

Calculation of primary earnings per share:

  Average common shares outstanding
    during the period primary (1)                              17,632            17,390
                                                            ---------         ---------
Earnings per share, primary:

  Net earnings                                              $                 $     .14
                                                            =========         =========

Calculation of fully diluted
  earnings per share:

  Average common shares outstanding
    during the period (1)                                      17,632            17,390

  Increase in common stock equivalents:
    Stock options under treasury stock method                     228               559
                                                            ---------         ---------
  Adjusted average shares outstanding for
    the period fully diluted                                   17,860            17,949
                                                            ---------         ---------
Earnings per share, fully diluted:

  Net earnings                                              $                 $     .14
                                                            =========         =========


      (1)   Exclusive of 700,000 treasury shares for all years presented.