Form 10-Q
period 1995-06-30
UNC INC
filed 1995-08-14
CIK 276104

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Period ended June 30, 1995


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

                                        [ X ]  Yes    [   ]  No


Number of shares of Common Stock, par $0.20, outstanding as of August 3, 1995: 17,666,781 (excluding 700,000 treasury shares held by a subsidiary).

                         UNC Incorporated, and Subsidiaries

                                        INDEX



                                                                   Page No.
                                                                   --------
Part I. Financial Information

Consolidated Statements of Earnings
   Three Months and Six Months Ended June 30, 1995 and 1994               1

Consolidated Balance Sheets
   June 30, 1995 and December 31, 1994                                    2

Consolidated Statements of Cash Flows
   Six Months Ended June 30, 1995 and 1994                                3

Notes to Consolidated Financial Statements                                4

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                    12


Part II. Other Information

Item 4.  Submission of Matters to a vote of Security Holders              16

Item 6.  Exhibits and Reports on Form 8-K                                 16

Signature Page                                                            17

Exhibit Index                                                             18

                          UNC Incorporated and Subsidiaries
                         Consolidated Statements of Earnings
                   (Dollars in thousands except per share amounts)

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                    --------------------    --------------------
                                       1995       1994         1995       1994
                                    ---------  ---------    ---------  ---------
Sales and operating revenues        $ 131,342  $ 122,326    $ 257,045  $ 260,738

Costs and expenses:
  Cost and operating expenses         111,614    104,462      217,999    218,158
  Selling, general and
    administrative expenses            13,363     22,904       27,448     39,170
  Restructuring charge                            58,706                  58,706
                                    ---------  ---------    ---------  ---------
                                      124,977    186,072      245,447    316,034
                                    ---------  ---------    ---------  ---------
Operating income (loss)                 6,365    (63,746)      11,598    (55,296)

Other income (expense):
  Interest expense                     (5,085)    (4,626)     (10,223)    (9,147)
  Other                                   196       (360)         176       (772)
                                    ---------  ---------    ---------  ---------
                                       (4,889)    (4,986)     (10,047)    (9,919)
                                    ---------  ---------    ---------  ---------
Earnings (loss) before income taxes     1,476    (68,732)       1,551    (65,215)
Income tax benefit (provision)           (517)    14,098         (543)    13,043
                                    ---------  ---------    ---------  ---------
Net earnings (loss)                 $     959  $ (54,634)   $   1,008  $ (52,172)
                                    =========  =========    =========  =========
Net earnings (loss) per share       $     .05  $   (3.12)   $     .05  $   (2.99)
                                    =========  =========    =========  =========

                               UNC Incorporated and Subsidiaries
                                  Consolidated Balance Sheets
                                    (Dollars in thousands)

                                                    June 30,     December 31,
                                                      1995           1994
                                                   ---------      ---------
Assets
------
Current assets:
  Cash                                             $   1,616      $   2,619
  Accounts receivable, less allowance for
    doubtful accounts of $3,296 and $3,706,
    respectively                                      87,671         89,279
  Unbilled costs and accrued profits on
    contracts in progress                             12,558         14,097
  Inventories                                         83,881         85,110
  Assets held for sale                                42,073         49,174
  Other                                                9,012          8,168
                                                   ---------      ---------
    Total current assets                             236,811        248,447

Assets held for sale - noncurrent                      2,300          2,300

Property, plant and equipment, at cost                75,549         73,478
Less accumulated depreciation                         31,439         28,789
                                                   ---------      ---------
    Net property, plant and equipment                 44,110         44,689
Cost in excess of net assets of acquired
  companies, less accumulated amortization of
  $25,711 and $23,397, respectively.                 137,754        140,128
Other assets                                          36,901         32,470
                                                   ---------      ---------
    Total assets                                   $ 457,876      $ 468,034
                                                   =========      =========

                               UNC Incorporated and Subsidiaries
                                  Consolidated Balance Sheets
                                    (Dollars in thousands)

                                                    June 30,     December 31,
                                                      1995           1994
                                                   ---------      ---------
Liabilities and Shareholders' Equity
Current liabilities:
  Revolving Senior Bank Debt, prime plus 1/2%
   due 1995                                        $              $  40,000
  Current portion of other long-term debt              6,195          2,971
  Accounts payable                                    26,638         38,918
  Income taxes                                         4,188          3,521
  Accruals and other current liabilities              58,933         62,863
                                                   ---------      ---------
    Total current liabilities                         95,954        148,273

Long-term debt, less current portion:
  Revolving Senior Bank Debt, prime plus 1/2%
   due 2000                                           48,079
  9 1/8% Senior Notes due 2003                       100,000        100,000
  7 1/2% Convertible Subordinated Debentures
   due 2006                                           64,800         69,000
  Other                                                2,352          2,352
                                                   ---------      ---------
Total long-term debt, less current portion           215,231        171,352
Other noncurrent liabilities                          46,537         49,512
                                                   ---------      ---------
    Total liabilities                                357,722        369,137

Shareholders' equity:
Series preferred stock, par value $1.00 per share;
  Authorized 12,000,000 shares; 250,000 designated
  Series A Junior Participating Preferred Stock,
  none issued
Common stock, par value $0.20 per share; authorized
  50,000,000 shares; issued 18,357,781 and
  18,242,134 shares, respectively                      3,672          3,648
Additional paid-in capital                           123,569        122,940
Retained earnings (deficit)                          (16,365)       (17,373)
                                                   ---------      ---------
                                                     110,876        109,215
Less:
  Treasury stock, at cost (700,000 shares)             8,750          8,750
  Minimum pension liability adjustment                   540            540
  Unearned compensation-restricted stock               1,432          1,028
                                                   ---------      ---------
    Total shareholders' equity                       100,154         98,897
                                                   ---------      ---------
    Total liabilities and shareholders' equity     $ 457,876      $ 468,034
                                                   =========      =========

                               UNC Incorporated and Subsidiaries
                             Consolidated Statements of Cash Flows
                                    (Dollars in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                1995           1994
                                                             ---------      ---------
Cash flows from operating activities:
  Net earnings (loss)                                        $   1,008      $ (52,172)
  Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
    Depreciation and amortization                                6,258          6,887
    Provision for restructuring                                                58,706
    Provision for losses on accounts receivable                    473          3,751
    Provision for deferred income taxes (benefit)                  450        (13,561)
    Income from leveraged lease                                                (1,303)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                   600         (3,123)
      Decrease in unbilled costs and accrued
       profits on contracts in progress                          1,539          3,828
      (Increase) decrease in inventories                         1,229         (7,943)
      (Increase) decrease in other current assets                 (813)         5,836
      (Increase) decrease in other noncurrent assets            (5,160)         2,988
      (Decrease) in accounts payable                           (12,267)        (7,824)
      (Decrease) in accruals and other current liabilities      (3,090)        (2,535)
      Increase (decrease) in income taxes payable                  217         (1,932)
      Increase in other noncurrent liabilities                       3            837
      (Decrease) in discontinued operations liabilities         (2,732)        (1,631)
                                                             ---------      ---------
      Total adjustments                                        (13,293)        42,981
                                                             ---------      ---------
      Net cash provided (used) by operating activities         (12,285)        (9,191)
                                                             ---------      ---------
Cash flows from investing activities:
  Net proceeds from sale of assets                               6,834             25
  Additions to property, plant and equipment                    (2,720)        (9,469)
  Acquisition of subsidiaries, net of cash acquired               (742)
                                                             ---------      ---------
      Net cash provided (used) by investing activities           4,114        (10,186)
                                                             ---------      ---------
Cash flows from financing activities:
  Additions to debt                                            139,676        107,585
  Reductions in debt                                          (132,573)       (86,856)
  Other                                                             65            101
                                                             ---------      ---------
      Net cash provided (used) by financing activities           7,168         20,830
                                                             ---------      ---------
Net increase (decrease) in cash                                 (1,003)         1,453
Cash at beginning of year                                        2,619          1,494
                                                             ---------      ---------
Cash at end of period                                        $   1,616      $   2,947
                                                             =========      =========

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

2. Inventories at June 30, 1995 and December 31, 1994:

                                                   (Dollars in thousands)
                                                     1995        1994
                                                   --------    --------
   Component parts and materials                   $ 61,044    $ 61,282
   Work in process                                   17,736      21,161
   Supplies                                           5,101       2,667
                                                   -------     --------
                                                   $ 83,881    $ 85,110
                                                   ========    ========

3 In May 1995 the Company entered into a new revolving credit agreement, which provides for a five-year credit line through May 2000 with a borrowing capacity of up to $90 million, subject to borrowing base limitations as defined in the agreement, reduced by outstanding letters of credit. Interest is payable on the borrowings at the prime rate plus 1 and 1/2% through the syndication date, which is anticipated to be the middle of August 1995. Upon syndication interest is payable at a base rate, as defined in the agreement, or the LIBOR rate plus, in each case, an applicable margin based upon the Company's performance under certain financial ratios. The Company has agreed to pay an annual commitment fee on the unused portion of the line at rates ranging from 1/2 of 1% to 1/4 of 1% dependent on meeting certain financial ratios. The revolving credit is collateralized by the Company's accounts receivable and inventories. The agreement contains covenants which, among other things, include provisions for the maintenance of certain financial ratios and prohibits the payment of cash dividends.

4. Net sales of tangible products in the six months ended June 30, 1995 amounted to $169.6 million and cost and operating expenses related to tangible goods sold amounted to $138.6 million.

5. In July 1993, the Company issued $100 million principal amount of 9 1/8% Senior Notes due 2003. The notes are guaranteed by all of the Company's subsidiaries in the manner described below. The combined guarantors are jointly and severally liable under the subsidiary guarantees.

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

   The following condensed consolidating information presents:

(1) Condensed financial statements as of June 30, 1995 and 1994 and for the six months ended June 30, 1995 and 1994 of (a) the Company on a parent company only basis (Parent Company), (b) the Combined Guarantors, and (c) the Company on a consolidated basis.

(2) The Parent Company with its investments in subsidiaries accounted for on the equity method.

(3) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                                            UNC INCORPORATED
                                  Condensed Consolidating Balance Sheet
                                              June 30, 1995
                                         (Dollars in thousands)

                                            Parent     Combined
                                           Company    Guarantors  Eliminations   Consolidated
                                         ---------    ---------   ------------   ------------
Assets
------
Current assets:
  Cash                                    $      67   $   1,549                  $   1,616
  Accounts receivable, net                    1,947      85,724                     87,671
  Unbilled costs and accrued
    profits on contracts in progress                     12,558                     12,558
  Inventories                                            83,881                     83,881
  Assets held for sale                       18,140      23,933                     42,073
  Other                                         853       8,159                      9,012
                                          ---------   ---------                  ---------
    Total current assets                     21,007     215,804                    236,811
                                          ---------   ---------                  ---------
Assets held for sale nonrecurrent                         2,300                      2,300
Property, plant & equipment, net                825      43,285                     44,110
Cost in excess of net assets
  of acquired companies, net                            137,754                    137,754
Other noncurrent assets                      14,007      22,894                     36,901
Investments in and advances
  to subsidiaries                           337,178               $(337,178)
                                          ---------   ---------   ---------      ---------
    Total assets                          $ 373,017   $ 422,037   $(337,178)     $ 457,876
                                          =========   =========   =========      =========

                                            UNC INCORPORATED
                                  Condensed Consolidating Balance Sheet
                                              June 30, 1995
                                         (Dollars in thousands)

                                            Parent     Combined
                                           Company    Guarantors  Eliminations   Consolidated
                                         ---------    ---------   ------------   ------------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt       $   5,566   $     629                  $   6,195
  Accounts payable                              240      26,398                     26,638
  Accruals and other current liabilities     23,873      39,248                     63,121
                                          ---------   ---------                  ---------
    Total current liabilities                29,679      66,275                     95,954
                                          ---------   ---------                  ---------
Long-term debt                              214,879         352                    215,231
Other noncurrent liabilities                 19,555      26,982                     46,537
                                          ---------   ---------                  ---------
    Total liabilities                       264,113      93,609                    357,722
                                          ---------   ---------                  ---------
Common stock and additional paid
  in capital                                127,241                                127,241
Retained earnings (deficit)                 (16,365)                               (16,365)
Equity of subsidiaries and
  advances of parent                                    337,178   $(337,178)
                                          ---------   ---------   ---------      ---------
                                            110,876     337,178    (337,178)       110,876
    Less:
    Treasury stock at cost
     (700,000 shares)                                     8,750                      8,750
    Minimum pension liability adjustment        540                                    540
    Unearned compensation-restricted
     stock                                    1,432                                  1,432
                                          ---------   ---------   ---------      ---------
  Total shareholders' equity                108,904     328,428    (337,178)       100,154
                                          ---------   ---------   ---------      ---------

Total liabilities and
  shareholders' equity                    $ 373,017   $ 422,037   $(337,178)     $ 457,876
                                          =========   =========   =========      =========

                                            UNC INCORPORATED
                                  Condensed Consolidating Balance Sheet
                                         As of December 31, 1994
                                         (Dollars in thousands)

                                          Parent       Combined
                                          Company     Guarantors  Eliminations   Consolidated
                                         ---------    ---------   ------------   ------------
Assets
------
Current assets:
  Cash                                    $   1,519   $   1,100                  $   2,619
  Accounts receivable, net                      640      88,639                     89,279
  Unbilled costs and accrued
    profits on contracts in progress                     14,097                     14,097
  Inventories                                            85,110                     85,110
  Assets held for sale                       18,449      30,725                     49,174
  Other                                       1,168       7,000                      8,168
                                          ---------   ---------                  ---------
    Total current assets                     21,776     226,671                    248,447
                                          ---------   ---------                  ---------
Assets held for sale nonrecurrent                         2,300                      2,300
Property, plant & equipment, net                790      43,899                     44,689
Cost in excess of net assets
  of acquired companies, net                            140,128                    140,128
Other noncurrent assets                      10,011      22,459                     32,470
Investments in and advances
  to subsidiaries                           304,392               $(304,392)
                                          ---------   ---------   ---------      ---------
    Total assets                          $ 336,969   $ 435,457   $(304,392)     $ 468,034
                                          =========   =========   =========      =========

                                            UNC INCORPORATED
                                  Condensed Consolidating Balance Sheet
                                         As of December 31, 1994
                                         (Dollars in thousands)

                                          Parent       Combined
                                          Company     Guarantors  Eliminations   Consolidated
                                         ---------    ---------   ------------   ------------
Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt       $  14,400   $  28,571                  $  42,971
  Accounts payable                            1,387      37,531                     38,918
  Accruals and other current liabilities     25,643      40,741                     66,384
                                          ---------   ---------                  ---------
    Total current liabilities                41,430     106,843                    148,273
                                          ---------   ---------                  ---------
Long-term debt                              171,000         352                    171,352
Other noncurrent liabilities                 16,892      32,620                     49,512
                                          ---------   ---------                  ---------
    Total liabilities                       229,322     139,815                    369,137
                                          ---------   ---------                  ---------
Common stock and additional paid
  in capital                                126,588                                126,588
Retained earnings (deficit)                 (17,373)                               (17,373)
Equity of subsidiaries and
  advances of parent                                    304,392   $(304,392)
                                          ---------   ---------   ---------      ---------
                                            109,215     304,392    (304,392)       109,215
    Less:
    Treasury stock at cost
     (700,000 shares)                                     8,750                      8,750
    Minimum pension liability adjustment        540                                    540
    Unearned compensation-restricted
     Stock                                    1,028                                  1,028
                                          ---------   ---------   ---------      ---------
  Total shareholders' equity                107,647     295,642    (304,392)        98,897
                                          ---------   ---------   ---------      ---------
Total liabilities and
  shareholders' equity                    $ 336,969   $ 435,457   $(304,392)     $ 468,034
                                          =========   =========   =========      =========

                                            UNC INCORPORATED
                              Condensed Consolidating Statement of Earnings
                                     Six Months Ended June 30, 1995
                                         (Dollars in thousands)

                                            Parent     Combined
                                           Company    Guarantors  Eliminations   Consolidated
                                          --------    ----------  ------------   ------------

Sales and operating review                $           $ 257,045                   $ 257,045

Costs and expenses
  Costs and operating expenses                          217,999                     217,999
  Selling, general and administrative
    expenses                                  5,953      21,495                      27,448
  Allocated expenses                         (2,214)      2,214
                                          ---------   ---------                   ---------
                                              3,739     241,708                     245,447
                                          ---------   ---------                   ---------
Operating income                             (3,739)     15,337                      11,598

Other income (expense)
  Interest expense                           (8,065)     (2,158)                    (10,223)
  Other                                         204         (28)                       (176)
  Equity in income of subsidiaries            8,548                $ (8,548)
                                          ---------   ---------    --------       ---------
                                                687      (2,186)     (8,548)        (10,047)
                                          ---------   ---------    --------       ---------
Earnings before income taxes                 (3,052)     13,151      (8,548)          1,551
Income tax benefit (provision)                4,060      (4,603)                       (543)
                                          ---------   ---------    --------       ---------
Net earnings                              $   1,008   $   8,548    $ (8,548)      $   1,008
                                          =========   =========    ========       =========

                                            UNC INCORPORATED
                              Condensed Consolidating Statement of Earnings
                                     Six Months Ended June 30, 1994
                                         (Dollars in thousands)

                                          Parent       Combined
                                          Company     Guarantors  Eliminations   Consolidated
                                          -------     ----------  ------------   ------------
Sales and operating revenues              $           $ 260,738                  $ 260,738
Costs and expenses:
  Costs and operating expenses                          218,158                    218,158
  Selling, general and administrative
    expenses                                 10,121      29,049                     39,170
  Restructuring charge                        4,800      53,906                     58,706
  Allocated expenses                         (3,552)      3,552
                                          ---------   ---------                  ---------
                                             11,369     304,665                    316,034
                                          ---------   ---------                  ---------
Operating Income (loss)                     (11,369)    (43,927)                   (55,296)
Other income (expense):
  Interest expense                           (6,738)     (2,409)                    (9,147)
  Other                                        (800)         28                       (772)
  Equity in income (loss) of
    Subsidiaries                            (37,046)               $  37,046
                                          ---------   ---------    ---------     ---------
                                            (44,584)     (2,381)      37,046        (9,919)
                                          ---------   ---------    ---------     ---------
Earnings (loss) before income taxes         (55,953)    (46,308)      37,046       (65,215)

Income tax benefit                            3,781       9,262                     13,043
                                          ---------   ---------    ---------     ---------
Net earnings (loss)                       $ (52,172)  $ (37,046)   $  37,046     $ (52,172)
                                          =========   =========    =========     =========

                                            UNC INCORPORATED
                             Condensed Consolidating Statement of Cash Flows
                                     Six Months Ended June 30, 1995
                                         (Dollars in thousands)

                                            Parent     Combined
                                           Company    Guarantors  Consolidated
                                          ---------   ---------   ------------
Net cash flow from (used by) operations   $ (18,227)  $   5,942    $ (12,285)
                                          ---------   ---------    ---------
Cash flows from investing activities:
  Net proceeds from sales of assets           1,070       5,764        6,834
  Additions to property, plant and
    equipment                                  (180)     (2,540)      (2,720)
                                          ---------   ---------    ---------
    Net cash provided (used) by
     investing activities                       890       3,224        4,114
                                          ---------   ---------    ---------
Cash flows from financing activities:
  Additions to debt                         139,676                  139,676
  Reductions in debt                       (104,631)    (27,942)    (132,573)
  Other transactions, net                        65                       65
  Net cash transfers to (from) parent       (19,225)     19,225
                                          ---------   ---------    ---------
    Net cash provided (used) by
      financing activities                   15,885      (8,717)       7,168
                                          ---------   ---------    ---------
Net increase (decrease) in cash              (1,452)        449       (1,003)

Cash at beginning of year                     1,519       1,100        2,619
                                          ---------   ---------    ---------
Cash at end of period                     $      67   $   1,549    $   1,616
                                          =========   =========    =========

                                            UNC INCORPORATED
                             Condensed Consolidating Statement of Cash Flows
                                     Six Months Ended June 30, 1994
                                         (Dollars in thousands)

                                            Parent     Combined
                                           Company    Guarantors  Consolidated
                                          ---------   ---------   ------------
Net cash flow from (used by) operations   $  (2,920)  $  (6,271)   $ (9,191)
                                          ---------   ---------    --------
Cash flows from investing activities:
  Additions to property, plant and
    equipment                                  (275)     (9,194)     (9,469)
  Acquisition of subsidiaries                              (742)       (742)
  Net proceeds from sale of assets                           25          25
                                          ---------   ---------    --------
    Net cash provided (used) by investing
     activities                                (275)     (9,911)    (10,186)
                                          ---------   ---------    --------
Cash flows from financing activities:
  Additions to debt                          80,585      27,000     107,585
  Reductions in debt                        (71,669)    (15,187)    (86,856)
  Other transactions, net                       101                     101
  Net cash transfers to (from) parent        (4,320)      4,320
                                          ---------   ---------    --------
    Net cash provided (used) by financing
     activities                               4,697      16,133      20,830
                                          ---------   ---------    --------
Net increase (decrease) in cash               1,502         (49)      1,453

Cash at beginning of year                       857         637       1,494
                                          ---------   ---------    --------
Cash at end of period                     $   2,359   $     588   $   2,947
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

Quarter Ended June 30, 1995 Compared with Quarter Ended June 30, 1994
---------------------------------------------------------------------
Revenues were $131.3 million in the second quarter of 1995 compared with $122.3 million in the 1994 quarter, an increase of $9.0 million (7%). Operating income in the 1995 quarter was $6.4 million compared with an operating loss of $63.7 million in the 1994 quarter. The 1994 quarter included a restructuring charge of $58.7 million and a one-time charge of $9.6 million for various adjustments described below. Adjusting for these charges operating income would have been $4.6 million in the 1994 quarter. On an adjusted basis operating income in the 1995 quarter of $6.4 million increased $1.8 million (39%) over the 1994 quarter.

Revenues for the Engine Overhaul Division in the second quarter of 1995 increased $5.8 million (20%) to $34.8 million. The increase in revenues is due in part to a higher level of small engine overhauls, increases in the overhaul and repair of industrial turbine engines, and in the sales of jet engine and aircraft components. These increases were partially offset by the closing of the engine overhaul facility in Burbank, California at the end of 1994, which was part of the Company's restructuring program. Operating income was $2.7 million in the 1995 quarter and $1.2 million in the 1994 quarter. The 1994 quarter included a one-time charge of $1.0 million for increases in allowances for doubtful accounts.

Revenues from the Component Services Division in the 1995 quarter increased $2.0 million (15%) to $15.3 million on increased volume from both domestic and international customers. Operating income was $1.3 million in the 1995 quarter and $0.7 million in the 1994 quarter. The 1994 quarter included one-time charges of approximately $0.2 million for increases in allowances for doubtful accounts.

The Company's Manufacturing Division revenues for the second quarter of 1995 were $20.8 million a decrease of $0.1 million compared with the 1994 quarter. The decrease in revenues is due to lower volume at the Company's engine components manufacturing facility in Indiana and at the chemical milled aircraft and engine components facility in Texas which was sold in June 1995 in line with the Company's restructuring strategy. These decreases were partially offset by higher volume at the Company's Michigan engine components manufacturing facility due to increased activities on U.S. government and OEM programs and at the aerostructures manufacturing facility in Washington due to activities on new contracts. Operating income was $1.9 million in the 1995 quarter compared with a loss of $1.0 million in the 1994 quarter. The 1994 quarter included a one-time charge of $3.5 million for an adjustment to cost estimates on long-term manufacturing contracts.

Aviation Services Division revenues of $60.4 million increased $1.4 million (2.3%) due to increased international revenues principally from activities on a contract awarded in 1994 to provide training and services to the Royal Saudi Navy. These increases were partially offset by reduced levels of contract flight training and aircraft maintenance activities on U.S. government contracts and the sale of UNC Helicopter in December 1994, as part of the Company's restructuring strategy. Operating income decreased
$0.8 million (29%) to $2.0 million in the 1995 quarter principally due to reduced flight training and aircraft maintenance activities.

Selling, general and administrative expenses in the second quarter of 1995 were $13.4 million or 10.2% of sales compared with $22.9 million or 18.7% of sales in the 1994 quarter. The decrease in selling, general and administrative expenses in the 1995 quarter is due to the closing of the Burbank engine overhaul facility, the sale of UNC Helicopter in December 1994 and other cost savings resulting from the restructuring program initiated in the second half of 1994. Also the 1994 quarter included a one-time charge of approximately $5.7 million for increases in allowances for doubtful notes and accounts (included in this amount are the allowance adjustments described above) and the write-off of expenses incurred in connection with an acquisition that was not consummated.

Six Months Ended June 30, 1995, Compared with Six Months Ended June 30, 1994
----------------------------------------------------------------------------
Revenues were $257.0 million in the first half of 1995 compared with $260.7 million in the 1994 period, a decrease of $3.7 million (1.4%). Operating income in the first half of 1995 was $11.6 million compared with an operating loss of $55.3 million in the 1994 period. The 1994 first half included a restructuring charge of $58.7 million and a one-time charge of $9.6 million for various adjustments described below. Adjusting for these charges operating income would have been $13.0 million in the first half of 1994. On an adjusted basis operating income in the 1995 period of $11.6 million decreased $1.4 million (11%) over the 1994 period.

Revenues for the Engine Overhaul Division in the first half of 1995 increased $1.2 million (2%) to $64.5 million. The increase in revenues is due in part to a higher level of small engine overhauls, increases in the overhaul and repair of industrial turbine engines, and in the sales of jet engine and aircraft components. These increases were partially offset by the closing of the engine overhaul facility in Burbank, California at the end of 1994, which was part of the Company's restructuring program. Operating income was $4.9 million in the 1995 period and $3.9 million in 1994. The 1994 period included a one-time charge of $1.0 million for increases in allowances for doubtful accounts.

Revenues from the Component Services Division in the first half of 1995 increased $3.4 million (12%) to $31.3 million on increased domestic and international volume. Operating income was $3.1 million in the 1995 period and $3.4 million in 1994. The 1994 period included one-time charges of approximately $0.2 million for increases in allowances for doubtful accounts.

The Company's Manufacturing Division revenues for the first half of 1995 of $41.8 million decreased $6.3 million (13%) compared with the 1994 period.
The reduction in revenues is principally due to lower volume at the Company's engine component manufacturing facility in Indiana and to a reduction in revenues generated by the Company's chemical milled aircraft and engine components facility in Texas which was sold in June 1995 as part of the Company's restructuring strategy. These decreases were partially offset by increased volume at the aerostructures manufacturing facility in Washington. Operating income was $3.7 million in the 1995 period compared with $1.8 million in 1994. The 1994 period included a one-time charge of $3.5 million for an adjustment to cost estimates on long-term manufacturing contracts.

Aviation Services Division revenues of $119.4 million decreased $1.9 million principally due to the sale of UNC Helicopter in December 1994, which was part of the Company's restructuring strategy. Operating income decreased $2.3 million (39%) to $3.6 million in the 1995 period due principally to lower maintenance and training activities as a result of reduced flight hours.

Selling, general and administrative expenses in the first half of 1995 were $27.4 million or 10.7% of sales compared with $39.2 million or 15.0% of sales in the 1994 period. The decrease in selling, general and administrative expenses in the 1995 period is due to the closing of the Burbank engine overhaul facility, the sale of UNC Helicopter in December 1994 and other cost savings resulting from the restructuring program initiated in the second half of 1994. Also the 1994 period included a one-time charge of approximately $5.7 million for increases in allowances for doubtful notes and accounts (included in this amount are the allowance adjustment described above) and the write-off of expenses incurred in connection with an acquisition that was not consummated.

The Defense Department is continuing to close various military bases where the Company provides contract services. A portion of the workload of these bases is being relocated to bases where the Company already performs aircraft maintenance functions. Further consolidation of military training and maintenance contracts is expected as bases are eliminated and other defense cuts reduce the value of individual contracts. However, the Company expects that continued pressures on defense spending could increase the outsourcing of services currently being provided by military and other government personnel to lower cost providers such as the Company. Additional opportunities for work from Army, Air Force and Navy depots may result from the recommendations made by the Congressionally-mandated DoD-Industry Depot Maintenance Task Force on which UNC is represented. For example, the employees of the U.S. Air Force's Newark Aerospace Guidance and Metrology Depot in Ohio selected the Company in open competition and the Company has formed an alliance named UNC Newark with these employees. UNC Newark is in competition for the Air Force "privatization-in-place" contract which is scheduled to begin in conjunction with that base closure in December 1995. "Privatization-in-place" is a concept under which facilities will be transferred to local jurisdictions and the depot work will be performed by commercial companies. In May 1995 the Company was awarded a major delivery order under its Contract Field Teams contract to develop the plans, procedures and processes to implement the U.S. Army's Brigade Afloat program. Also in May the Company was awarded a one year contract, with four one year options, by the U.S. Army's Communications and Electronics Command at Ft. Monmouth, N.J. with a potential value of approximately $105 million. In July 1995 the Company was awarded a $38 million seven-year subcontract for maintenance and supply support of the Air Force's world-wide C-20 Gulfstream VIP aircraft fleet.

Continued effort on the part of the U.S. government to further reduce defense spending is affecting the demand for aircraft engines used in military applications and could have an impact on the Company's manufacturing operations. In an effort to reduce the potential effect of these reductions, the Company's manufacturing operations have focused their marketing efforts for the past several years on commercial rather than military products. The Company's OEM customers continue to significantly reduce the number of suppliers and their own procurement staffs. The Company remains a part of the reduced subcontractor base and as such has obtained new contracts that may not have been available in the past when the base of suppliers was much larger. Although the Company's Manufacturing Division provided its principal customers with price concessions during 1992, 1993, and 1994 in anticipation of receiving additional future orders, the Company believes that increased volume from these anticipated additional orders, together with on-going productivity enhancement and cost reduction programs, should mitigate the effect of the price concessions. Furthermore, during the second half of 1993 and the first quarter of 1994, the Company expanded its backlog as well as its customer base by acquiring the contract backlog of two financially pressured competitors. The work-in-process of these contracts was transferred to existing Company facilities, along with the required tooling and inventories.

Interest expense increased $1.1 million in the first half of 1995 due to higher average debt levels and higher interest rates.

Liquidity and Capital Resources
-------------------------------
The sale of excess assets identified in the restructuring program has generated $16.2 million in net cash since the implementation of the program in July 1994. The sale of the Naval Products facility to the Mohegan Indian Tribe will provide approximately $27 million of additional cash. Activity is proceeding toward the final approval and closing of the transaction. Additional inventory and other asset sales are also underway, and the Company expects to meet its assets sales goals of $50 million in 1995 with the remaining $25 million of asset sales to be completed by June 1996.

Long-term debt, including current portion, was $221.4 million at June 30, 1995 compared with $214.3 million at December 31, 1994. In May 1995 the Company entered into a new revolving credit agreement which provides for a five-year credit line through May 2000, with a borrowing capacity of up to $90 million, subject to borrowing base limitations as defined in the agreement, reduced by outstanding letters of credit. The Company's unused availability under the facility was $15.0 million at June 30, 1995. The Company's debt-to-capitalization rate at June 30, 1995 was 68.9% compared with 68.4% at December 31, 1994. At June 30, 1995, the Company's working capital was $140.8 million with a current ratio of 2.5 to 1 compared with
100.2 million with a current ratio of 1.7 to 1 at December 31, 1994. The increase in working capital at June 30, 1995 is principally due to the reclassification of borrowings under the Company's revolving credit facility to long-term debt upon entering into a new long-term credit agreement in May 1995. This increase was partially offset due to the classification as a current liability of $4.2 million of 7 1/2% Convertible Subordinated Debentures due 2006, in line with annual sinking fund payments which commence March 31, 1996.

Capital expenditures in the first half of 1995 amounted to $2.7 million compared with $9.5 million in the 1994 period. The higher level of expenditures in the first half of 1994 were principally due to equipment purchased in connection with the acquisition of the Anadite contract backlog, completion of the expansion of facilities in connection with the award of the contract backlog previously performed by the Heintz Corporation, equipment purchases to implement new and improved manufacturing techniques and the purchase of tooling related to the engine overhaul business. It is anticipated that capital expenditures for the remainder of 1995 will be less than depreciation and amortization expense and will be financed from internally generated funds, lease arrangements and revolving credit borrowing.

                             PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
The 1995 Annual Meeting of Stockholders was held on April 28, 1995, for the election of directors and to ratify the selection of Coopers & Lybrand L.L.P. as independent accountants for the Corporation for fiscal year 1995. A total of 16,481,463 of the 17,545,247 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

     (1) Elected the following directors:
                                                                  Number of
                                           Number of              Shares --
                                          Shares Voted            AUTHORITY
            Directors                         FOR                  WITHHELD
            ---------                     ------------            ----------
         Berl Bernhard                     16,372,034              109,429
         Beverly B. Byron                  16,369,894              111,569
         John K. Castle                    16,373,425              108,038
         Dan A. Colussy                    16,371,732              109,731
         Gerald M. Czarnecki               16,374,974              106,489
         William C. Hittinger              16,370,056              111,407
         James L. Holloway, III            16,363,890              117,573
         George V. McGowan                 16,364,884              116,579
         Jack Moseley                      16,372,833              108,630
         Lawrence A. Skantze               16,367,739              113,724

     (2) Ratified the selection of Coopers & Lybrand L.L.P as independent accountants for the Corporation for fiscal year 1995 by an affirmative vote of 16,416,016; shares voted against ratification were 23,121 and shares abstained were 42,326.

No other matters were submitted to a vote of the stockholders at the meeting.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits                                Description
-------------         ---------------------------------------------
Exhibit 10.35 Credit Agreement, dated as of May 30, 1995, by and among UNC Incorporated, the Lenders who are or may become a party to this Credit Agreement, First Union Commercial Corporation, as administrative agent and as collateral agent, and First Union National Bank of North Carolina, as the issuing bank for letter of credit issued hereunder.

Exhibit 10.36 Security Agreement, dated as of May 30, 1995, by UNC Incorporated, a Delaware corporation, to and for the benefit of First Union Commercial Corporation, a North Carolina corporation, as collateral agent.

Exhibit 11          Computation of Earning Per Common Share

Exhibit 27          Financial Data Schedule (electronically filed)
(b) Reports on Form 8-K:
------------------------
No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                          UNC Incorporated and Subsidiaries


                                      SIGNATURE


Pursuant to requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNC Incorporated




Date: August 14, 1995                 By: /s/ Robert L. Pevenstein
                                         -----------------------------
                                           Robert L. Pevenstein
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                          UNC Incorporated and Subsidiaries

                              SEQUENTIAL EXHIBIT INDEX


 Exhibit                                                          Sequential
 Number                         Description                          Page
-----------      --------------------------------------------     ----------
Exhibit 10.35    Credit Agreement, dated as of May 30, 1995, by
                 and among UNC Incorporated, the Lenders who are
                 or may become a party to this Credit Agreement,
                 First Union Commercial Corporation, as admin-
                 istrative agent and as collateral agent, and
                 First Union National Bank of North Carolina, as
                 the issuing bank for letters of credit issued
                 hereunder.                                            25

Exhibit 10.36    Security Agreement, dated as of May 30, 1995,
                 by UNC Incorporated, a Delaware corporation,
                 to and for the Benefit of First Union Commercial
                 Corporation, a North Carolina corporation, as
                 collateral agent.                                    124

Exhibit 11       Computation of Earnings Per Common Share             144

Exhibit 27       Financial Data Schedule (electronically filed)

                                                         EXHIBIT 10.35
                                  CREDIT AGREEMENT



STATEMENT OF PURPOSE. . . . . . . . . . . . . . . . . . . . . . . . . . . .  1


ARTICLE I
DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
   Section 1.1.     Definitions . . . . . . . . . . . . . . . . . . . . . .  1
   Section 1.2.     General . . . . . . . . . . . . . . . . . . . . . . . . 21
   Section 1.3.     Other Definitions And Provisions. . . . . . . . . . . . 22
     (a)     Use Of Capitalized Terms . . . . . . . . . . . . . . . . . . . 22
     (b)     Miscellaneous. . . . . . . . . . . . . . . . . . . . . . . . . 22


ARTICLE II
REVOLVING CREDIT FACILITY . . . . . . . . . . . . . . . . . . . . . . . . . 22
   Section 2.1.     Revolving Credit Loans. . . . . . . . . . . . . . . . . 22
   Section 2.2.     Procedure For Advances Of Loans . . . . . . . . . . . . 22
     (a)     Requests For Borrowing . . . . . . . . . . . . . . . . . . . . 22
     (b)     Disbursement Of Loans. . . . . . . . . . . . . . . . . . . . . 23
   Section 2.3.     Settlement Among The Administrative Agent
             And The Lenders. . . . . . . . . . . . . . . . . . . . . . . . 23
   Section 2.4.     Repayment Of Loans. . . . . . . . . . . . . . . . . . . 26
     (a)     Repayment On Termination Date. . . . . . . . . . . . . . . . . 26
     (b)     Mandatory Repayment Of Excess Loans. . . . . . . . . . . . . . 26
     (c)     Optional Prepayments . . . . . . . . . . . . . . . . . . . . . 26
     (d)     Limitation On Prepayment Of Libor Rate Loans . . . . . . . . . 27
     (e)     Repayments From Cash Collateral Account. . . . . . . . . . . . 27
   Section 2.5.     Permanent Reduction Of The Aggregate
     Commitment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
   Section 2.6.     Termination Of Credit Facility. . . . . . . . . . . . . 28
   Section 2.7.     Revolving Credit Notes. . . . . . . . . . . . . . . . . 28
   Section 2.8.     Use Of Proceeds . . . . . . . . . . . . . . . . . . . . 28


ARTICLE III
LETTER OF CREDIT FACILITY . . . . . . . . . . . . . . . . . . . . . . . . . 29
   Section 3.1.     L/C Commitment. . . . . . . . . . . . . . . . . . . . . 29
   Section 3.2.     Procedure For Issuance Of Letters Of
     Credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
   Section 3.3.     Commissions And Other Charges . . . . . . . . . . . . . 30
   Section 3.4.     L/C Participations. . . . . . . . . . . . . . . . . . . 31
   Section 3.5.     Reimbursement Obligation Of The
     Borrower . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32
   Section 3.6.     Obligations Absolute. . . . . . . . . . . . . . . . . . 33
   Section 3.7.     Provisions Relating To Trade Letters Of
     Credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34
   Section 3.8.     Effect Of Application . . . . . . . . . . . . . . . . . 35
   Section 3.9.     Exchange Rate Affect On L/C Commitment. . . . . . . . . 35

ARTICLE IV
GENERAL LOAN PROVISIONS . . . . . . . . . . . . . . . . . . . . . . . . . . 35
   Section 4.1.     Interest. . . . . . . . . . . . . . . . . . . . . . . . 35
     (a)     Interest Rate Options. . . . . . . . . . . . . . . . . . . . . 35
     (b)     Interest Periods . . . . . . . . . . . . . . . . . . . . . . . 36
     (c)     Applicable Margin. . . . . . . . . . . . . . . . . . . . . . . 36
     (d)     Default Rate . . . . . . . . . . . . . . . . . . . . . . . . . 37
     (e)     Interest Payment And Computation . . . . . . . . . . . . . . . 38
     (f)     Maximum Rate . . . . . . . . . . . . . . . . . . . . . . . . . 38
   Section 4.2.     Notice And Manner Of Conversion Or
     Continuation Of Loans. . . . . . . . . . . . . . . . . . . . . . . . . 38
   Section 4.3.     Fees. . . . . . . . . . . . . . . . . . . . . . . . . . 39
     (a)     Commitment Fee . . . . . . . . . . . . . . . . . . . . . . . . 39
     (b)     Underwriting Fees. . . . . . . . . . . . . . . . . . . . . . . 39
     (c)     Administrative Agent's And Other Fees. . . . . . . . . . . . . 40
   Section 4.4.     Manner Of Payment . . . . . . . . . . . . . . . . . . . 40
   Section 4.5.     Crediting Of Payments And Proceeds. . . . . . . . . . . 40
   Section 4.6.     Adjustments . . . . . . . . . . . . . . . . . . . . . . 41
   Section 4.7.     Nature Of Obligations Of Lenders
     Regarding Extensions Of Credit . . . . . . . . . . . . . . . . . . . . 41
   Section 4.8.     Changed Circumstances . . . . . . . . . . . . . . . . . 41
     (a)     Circumstances Affecting LIBOR Rate Availability. . . . . . . . 41
     (b)     Laws Affecting LIBOR Rate Availability . . . . . . . . . . . . 42
     (c)     Increased Costs. . . . . . . . . . . . . . . . . . . . . . . . 42
   Section 4.9.     Indemnity . . . . . . . . . . . . . . . . . . . . . . . 43
   Section 4.10.    Capital Requirements. . . . . . . . . . . . . . . . . . 44
   Section 4.11.    Taxes . . . . . . . . . . . . . . . . . . . . . . . . . 44
     (a)     Payments Free And Clear. . . . . . . . . . . . . . . . . . . . 44
     (b)     Stamp And Other Taxes. . . . . . . . . . . . . . . . . . . . . 45
     (c)     Indemnity. . . . . . . . . . . . . . . . . . . . . . . . . . . 45
     (d)     Evidence Of Payment. . . . . . . . . . . . . . . . . . . . . . 45
     (e)     Delivery Of Tax Forms. . . . . . . . . . . . . . . . . . . . . 46
     (f)     Survival . . . . . . . . . . . . . . . . . . . . . . . . . . . 46


ARTICLE V
CLOSING; CONDITIONS OF CLOSING AND BORROWING. . . . . . . . . . . . . . . . 46
   Section 5.1.     Closing . . . . . . . . . . . . . . . . . . . . . . . . 46
   Section 5.2.     Conditions To Closing And Initial
     Extensions Of Credit . . . . . . . . . . . . . . . . . . . . . . . . . 47
     (a)     Executed Loan Documents. . . . . . . . . . . . . . . . . . . . 47
     (b)     Closing Certificates; Etc. . . . . . . . . . . . . . . . . . . 47
     (c)     Consents; No Adverse Change. . . . . . . . . . . . . . . . . . 48
     (d)     Financial Matters. . . . . . . . . . . . . . . . . . . . . . . 49
     (e)     Miscellaneous. . . . . . . . . . . . . . . . . . . . . . . . . 49
   Section 5.3.     Conditions To All Loans And Letters Of
     Credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 50
     (a)     Continuation Of Representations And Warranties . . . . . . . . 50
     (b)     No Existing Default. . . . . . . . . . . . . . . . . . . . . . 50

ARTICLE VI
REPRESENTATIONS AND WARRANTIES
OF THE BORROWER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 50
   Section 6.1.     Representations And Warranties. . . . . . . . . . . . . 50
     (a)     Organization; Power; Qualification . . . . . . . . . . . . . . 50
     (b)     Ownership. . . . . . . . . . . . . . . . . . . . . . . . . . . 51
     (c)     Authorization Of Agreement, Loan Documents And
             Borrowing. . . . . . . . . . . . . . . . . . . . . . . . . . . 51
     (d)     Compliance Of Agreement, Loan Documents And Borrowing
             With Laws, Etc . . . . . . . . . . . . . . . . . . . . . . . . 51
     (e)     Compliance With Law; Governmental Approvals. . . . . . . . . . 51
     (f)     Tax Returns And Payments . . . . . . . . . . . . . . . . . . . 52
     (g)     Intellectual Property Matters. . . . . . . . . . . . . . . . . 52
     (h)     Environmental Matters. . . . . . . . . . . . . . . . . . . . . 52
     (i)     ERISA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 53
     (j)     Margin Stock . . . . . . . . . . . . . . . . . . . . . . . . . 55
     (k)     Government Regulation. . . . . . . . . . . . . . . . . . . . . 55
     (l)     Material Contracts . . . . . . . . . . . . . . . . . . . . . . 55
     (m)     Employee Relations . . . . . . . . . . . . . . . . . . . . . . 55
     (n)     Financial Statements . . . . . . . . . . . . . . . . . . . . . 55
     (o)     No Material Adverse Change . . . . . . . . . . . . . . . . . . 56
     (p)     Solvency . . . . . . . . . . . . . . . . . . . . . . . . . . . 56
     (q)     Titles To Properties . . . . . . . . . . . . . . . . . . . . . 56
     (r)     Liens. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 56
     (s)     Debt And Contingent Obligations. . . . . . . . . . . . . . . . 57
     (t)     Litigation . . . . . . . . . . . . . . . . . . . . . . . . . . 57
     (u)     Absence Of Defaults. . . . . . . . . . . . . . . . . . . . . . 57
     (v)     Accuracy And Completeness Of Information . . . . . . . . . . . 57
     (w)     Material Subsidiaries. . . . . . . . . . . . . . . . . . . . . 58
   Section 6.2.     Survival Of Representations And
     Warranties; Etc. . . . . . . . . . . . . . . . . . . . . . . . . . . . 58


ARTICLE VII
FINANCIAL INFORMATION AND NOTICES . . . . . . . . . . . . . . . . . . . . . 58
   Section 7.1.     Financial Statements And Projections. . . . . . . . . . 58
     (a)     Monthly Financial Statements . . . . . . . . . . . . . . . . . 58
     (b)     Quarterly Financial Statements . . . . . . . . . . . . . . . . 59
     (c)     Annual Financial Statements. . . . . . . . . . . . . . . . . . 59
     (d)     Annual Business Plan And Financial Projections . . . . . . . . 59
     (e)     Five Year Business Plan. . . . . . . . . . . . . . . . . . . . 60
   Section 7.2.     Officer's Compliance Certificate. . . . . . . . . . . . 60
   Section 7.3.     Accountants' Certificate. . . . . . . . . . . . . . . . 60
   Section 7.4.     Collateral Reports. . . . . . . . . . . . . . . . . . . 60
   Section 7.5.     Other Reports . . . . . . . . . . . . . . . . . . . . . 61
   Section 7.6.     Notice Of Litigation And Other Matters. . . . . . . . . 61
   Section 7.7.     Accuracy Of Information . . . . . . . . . . . . . . . . 62
   Section 7.8.     Authorization To Obtain Financial
     Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 63
   Section 7.9.     Inventory Appraisal . . . . . . . . . . . . . . . . . . 63

ARTICLE VIII
AFFIRMATIVE COVENANTS . . . . . . . . . . . . . . . . . . . . . . . . . . . 63
   Section 8.1.     Preservation Of Corporate Existence And
     Related Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . 63
   Section 8.2.     Maintenance Of Property . . . . . . . . . . . . . . . . 63
   Section 8.3.     Insurance . . . . . . . . . . . . . . . . . . . . . . . 63
   Section 8.4.     Accounting Methods And Financial
     Records. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 64
   Section 8.5.     Payment And Performance Of Obligations. . . . . . . . . 64
   Section 8.6.     Compliance With FACA. . . . . . . . . . . . . . . . . . 64
   Section 8.7.     Compliance With Laws And Approvals. . . . . . . . . . . 64
   Section 8.8.     Environmental Laws. . . . . . . . . . . . . . . . . . . 64
   Section 8.9.     Compliance With ERISA . . . . . . . . . . . . . . . . . 65
   Section 8.10.    Compliance With Agreements. . . . . . . . . . . . . . . 65
   Section 8.11.    Conduct Of Business . . . . . . . . . . . . . . . . . . 66
   Section 8.12.    Visits And Inspections. . . . . . . . . . . . . . . . . 66
   Section 8.13.    Further Assurances. . . . . . . . . . . . . . . . . . . 66
   Section 8.14.    Material Subsidiaries . . . . . . . . . . . . . . . . . 66
   Section 8.15.    Lockbox And Concentration Arrangements. . . . . . . . . 66


ARTICLE IX
FINANCIAL COVENANTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 67
   Section 9.1.     Tangible Net Worth. . . . . . . . . . . . . . . . . . . 68
   Section 9.2.     Consolidated Total Funded Indebtedness To
             EBITDA . . . . . . . . . . . . . . . . . . . . . . . . . . . . 68
   Section 9.3.     Fixed Charge Coverage Ratio . . . . . . . . . . . . . . 68


ARTICLE X
NEGATIVE COVENANTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 68
   Section 10.1.    Limitations On Debt . . . . . . . . . . . . . . . . . . 68
   Section 10.2.    Limitations On Contingent Obligations . . . . . . . . . 69
   Section 10.3.    Limitations On Liens. . . . . . . . . . . . . . . . . . 69
   Section 10.4.    Limitations On Loans, Advances,
     Investments And Acquisitions . . . . . . . . . . . . . . . . . . . . . 71
   Section 10.5.    Limitations On Mergers And Liquidation. . . . . . . . . 72
   Section 10.6.    Limitations On Sale Of Assets . . . . . . . . . . . . . 73
   Section 10.7.    Limitations On Dividends And
     Distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 73
   Section 10.8.    Limitations On Exchange And Issuance Of
     Capital Stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 74
   Section 10.9.    Transactions With Affiliates And
     Subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 74
   Section 10.10.   Certain Accounting Changes. . . . . . . . . . . . . . . 74
   Section 10.11.   Amendments And Restricted Payments. . . . . . . . . . . 74
   Section 10.12.   Restrictive Agreements. . . . . . . . . . . . . . . . . 74


ARTICLE XI
DEFAULT AND REMEDIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 75
   Section 11.1.    Events Of Default . . . . . . . . . . . . . . . . . . . 75
     (a)     Default In Payment Of Principal Of Loans And
             Reimbursement Obligations. . . . . . . . . . . . . . . . . . . 75

     (b)     Other Payment Default. . . . . . . . . . . . . . . . . . . . . 75
     (c)     Misrepresentation. . . . . . . . . . . . . . . . . . . . . . . 75
     (d)     Default In Performance Of Certain Covenants. . . . . . . . . . 75
     (e)     Default In Performance Of Other Covenants And
             Conditions . . . . . . . . . . . . . . . . . . . . . . . . . . 75
     (f)     Hedging Agreement. . . . . . . . . . . . . . . . . . . . . . . 75
     (g)     Debt Cross-Default . . . . . . . . . . . . . . . . . . . . . . 75
     (h)     Other Cross-Defaults . . . . . . . . . . . . . . . . . . . . . 76
     (i)     Change In Control. . . . . . . . . . . . . . . . . . . . . . . 76
     (j)     Voluntary Bankruptcy Proceeding. . . . . . . . . . . . . . . . 76
     (k)     Involuntary Bankruptcy Proceeding. . . . . . . . . . . . . . . 77
     (l)     Failure Of Agreements. . . . . . . . . . . . . . . . . . . . . 77
     (m)     Termination Event. . . . . . . . . . . . . . . . . . . . . . . 77
     (n)     Judgment . . . . . . . . . . . . . . . . . . . . . . . . . . . 78
   Section 11.2.    Remedies. . . . . . . . . . . . . . . . . . . . . . . . 78
     (a)     Acceleration; Termination Of Facilities. . . . . . . . . . . . 78
     (b)     Letters Of Credit. . . . . . . . . . . . . . . . . . . . . . . 78
     (c)     Rights Of Collection . . . . . . . . . . . . . . . . . . . . . 79
   Section 11.3.    Rights And Remedies Cumulative; Non-
     Waiver; Etc. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 79


ARTICLE XII
THE AGENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 79
   Section 12.1.    Appointment . . . . . . . . . . . . . . . . . . . . . . 79
   Section 12.2.    Delegation Of Duties. . . . . . . . . . . . . . . . . . 79
   Section 12.3.    Exculpatory Provisions. . . . . . . . . . . . . . . . . 80


   Section 12.4.    Reliance By The Agents. . . . . . . . . . . . . . . . . 80
   Section 12.5.    Notice Of Default . . . . . . . . . . . . . . . . . . . 81
   Section 12.6.    Non-Reliance On The Agents And Other
     Lenders. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 81
   Section 12.7.    Indemnification . . . . . . . . . . . . . . . . . . . . 82
   Section 12.8.    The Agents In Their Individual
     Capacities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 82
   Section 12.9.    Resignation Of The Agents; Successor
     Agent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 82


ARTICLE XIII
MISCELLANEOUS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 83
   Section 13.1.    Notices . . . . . . . . . . . . . . . . . . . . . . . . 83
     (a)     Method Of Communication. . . . . . . . . . . . . . . . . . . . 83
     (b)     Addresses For Notices. . . . . . . . . . . . . . . . . . . . . 83
     (c)     Agent's Office . . . . . . . . . . . . . . . . . . . . . . . . 85
   Section 13.2.    Expenses; Indemnity . . . . . . . . . . . . . . . . . . 85
   Section 13.3.    Set-Off . . . . . . . . . . . . . . . . . . . . . . . . 86
   Section 13.4.    Governing Law . . . . . . . . . . . . . . . . . . . . . 86
   Section 13.5.    Consent To Jurisdiction . . . . . . . . . . . . . . . . 86
   Section 13.6.    WAIVER OF JURY TRIAL. . . . . . . . . . . . . . . . . . 86
   Section 13.7.    Reversal Of Payments. . . . . . . . . . . . . . . . . . 87
   Section 13.8.    Accounting Matters. . . . . . . . . . . . . . . . . . . 87
   Section 13.9.    Successors And Assigns; Participations. . . . . . . . . 87

     (a)     Benefit Of Agreement . . . . . . . . . . . . . . . . . . . . . 87
     (b)     Assignment By Lenders. . . . . . . . . . . . . . . . . . . . . 87
     (c)     Rights And Duties Upon Assignment. . . . . . . . . . . . . . . 88
     (d)     Register . . . . . . . . . . . . . . . . . . . . . . . . . . . 88
     (e)     Issuance Of New Notes. . . . . . . . . . . . . . . . . . . . . 89
     (f)     Participations . . . . . . . . . . . . . . . . . . . . . . . . 89
     (g)     Disclosure Of Information; Confidentiality . . . . . . . . . . 90
     (h)     Certain Pledges Or Assignments . . . . . . . . . . . . . . . . 90
   Section 13.10.   Amendments, Waivers And Consents. . . . . . . . . . . . 91
   Section 13.11.   Performance Of Duties . . . . . . . . . . . . . . . . . 91
   Section 13.12.   All Powers Coupled With Interest. . . . . . . . . . . . 91
   Section 13.13.   Survival Of Indemnities . . . . . . . . . . . . . . . . 92
   Section 13.14.   Titles And Captions . . . . . . . . . . . . . . . . . . 92
   Section 13.15.   Severability Of Provisions. . . . . . . . . . . . . . . 92
   Section 13.16.   Counterparts. . . . . . . . . . . . . . . . . . . . . . 92
   Section 13.17.   Term Of Agreement . . . . . . . . . . . . . . . . . . . 92

SCHEDULES

Schedule 1 - Lenders And Commitment
Schedule 2 - Guarantors
Schedule 6.1(a) - Organization; Power; Qualification
Schedule 6.1(b) - Ownership
Schedule 6.1(h) - Environmental Matters
Schedule 6.1(i) - ERISA
Schedule 6.1(l) - Material Contracts
Schedule 6.1(s) - Debt And Contingent Obligations
Schedule 6.1(t) - Litigation
Schedule 10.3 - Existing Liens
Schedule 10.4 - Existing Loans, Advances And Investments

EXHIBITS

EXHIBIT A - Secured Promissory Notes
EXHIBIT B - Guaranty And Security Agreements
EXHIBIT C - Lockbox Agreements
EXHIBIT D - Revolving Credit Notes
EXHIBIT E - Base Rate Notice Of Borrowing
EXHIBIT F - Libor Rate Notice Of Borrowing
EXHIBIT G - Notice Of Conversion/Continuation
EXHIBIT H - Officer's Compliance Certificate
EXHIBIT I - Borrowing Base Certificate
EXHIBIT J - Assignment And Acceptance

                                    UNC INCORPORATED,
                                 A Delaware Corporation
                                ________________________


                                    CREDIT AGREEMENT

                                Dated As Of May 30, 1995

                                ________________________

                                     $90,000,000.00
                                ________________________



                           FIRST UNION COMMERCIAL CORPORATION,
                              A North Carolina Corporation

                                        As Agent

                                  CREDIT AGREEMENT



       CREDIT AGREEMENT, dated as of the 30th day of May, 1995, by and among UNC INCORPORATED, a corporation organized under the laws of the State of Delaware (the "BORROWER"), the LENDERS who are or may become a party to this Credit Agreement, FIRST UNION COMMERCIAL CORPORATION, as administrative agent and as collateral agent, and FIRST UNION NATIONAL BANK OF NORTH CAROLINA, as the issuing bank for letters of credit issued hereunder.


                                STATEMENT OF PURPOSE


       The BORROWER has requested, and the LENDERS have agreed, to extend certain credit facilities to the BORROWER on the terms and conditions of this Credit Agreement.

       NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, such parties hereby agree as follows:


                                     ARTICLE I
                                    DEFINITIONS

       Section 1.1. Definitions. The following terms when used in this Credit Agreement shall have the meanings assigned to them below:

       "ACCOUNT DEBTOR" means any PERSON who is or who may become obligated to a CREDIT PARTY under or with respect to or on account of an ACCOUNT.

       "ACCOUNTS" means all accounts (as that term is defined in the UCC) and all chattel paper evidencing the same arising from valid leases of goods rendered to customers of a CREDIT PARTY.

       "ACQUISITION" means the purchase, lease, or other acquisition (in a single transaction or a series of related transactions) by a CREDIT PARTY of all or substantially all of the stock or assets of a PERSON or line of business of a PERSON.

       "ADMINISTRATIVE AGENT" means FUCC in its capacity as administrative agent for the LENDERS and the ISSUING BANK hereunder, and any successor thereof appointed pursuant to Section 12.9.

       "AFFILIATE" means, with respect to any PERSON, any other PERSON (other than a SUBSIDIARY) which directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such first PERSON or any of its SUBSIDIARIES. The term "control" means: (a) the power to vote ten percent (10%) or more of the securities or other equity interests of a PERSON having ordinary voting power; or (b) the possession, directly or indirectly, of any other power to direct or cause the direction of the management and policies of a PERSON, whether through ownership of voting securities, by contract or otherwise.

       "AGENTS" means collectively the ADMINISTRATIVE AGENT and the COLLATERAL AGENT.

       "AGENT'S OFFICE" means the office of the ADMINISTRATIVE AGENT specified in or determined in accordance with the provisions of Section 13.1.

       "AGGREGATE COMMITMENT" means the aggregate amount of the LENDERS' COMMITMENTS hereunder, as such amount may be reduced at any time or from time to time pursuant to Section 2.5. On the CLOSING DATE, the AGGREGATE COMMITMENT shall be Ninety Million DOLLARS ($90,000,000.00).

       "AGREEMENT" means this Credit Agreement, as amended, supplemented, or modified from time to time.

       "APPLICABLE LAWS" means all applicable provisions of constitutions, statutes, rules, regulations and orders of all GOVERNMENTAL AUTHORITIES and all orders and decrees of all courts and arbitrators.

       "APPLICABLE MARGIN" shall have the meaning assigned thereto in Subsection 4.1.(c).

       "APPLICATION" means an application, in the form specified by the ISSUING BANK from time to time, requesting the ISSUING BANK to issue a LETTER OF CREDIT.

       "ASSIGNMENT AND ACCEPTANCE" shall have the meaning assigned thereto in Section 13.9.

       "AVAILABLE COMMITMENT" means, as to any LENDER at any time, an amount equal to the excess, if any, of: (a) such LENDER'S COMMITMENT, over (b) such LENDER'S EXTENSIONS OF CREDIT.

       "AVIATION SERVICES DIVISION" means, collectively, UNC Lear Siegler, Inc. and UNC Aviation Services, Inc.

       "BASE RATE" means, at any time, the higher of: (a) the PRIME RATE; or
(b) the FEDERAL FUNDS RATE plus one-half of one percent (1/2%); each change in the BASE RATE shall take effect simultaneously with the corresponding change or changes in the PRIME RATE or the FEDERAL FUNDS RATE.

       "BASE RATE LOAN" means any LOAN bearing interest at a rate based upon the BASE RATE as provided in Subsection 4.1.(a).

       "BORROWER" means UNC Incorporated, a Delaware corporation, in its capacity as borrower hereunder.

       "BORROWING BASE" means, at any time the sum of: (a) eighty-five percent (85%) of the amount of the CREDIT PARTIES' billed DOMESTIC ACCOUNTS which are ELIGIBLE ACCOUNTS; plus (b) ninety percent (90%) of the amount of the CREDIT PARTIES' billed GOVERNMENT ACCOUNTS which are ELIGIBLE ACCOUNTS; plus (c) sixty percent (60%) of the amount of the CREDIT PARTIES' UNBILLED ACCOUNTS which are ELIGIBLE ACCOUNTS, provided that advances against UNBILLED ACCOUNTS shall not exceed at any one time thirty percent (30%) of the total sums available to be advanced against the ELIGIBLE ACCOUNTS; plus
(d) fifty percent (50%) of the amount of the CREDIT PARTIES' billed FOREIGN ACCOUNTS which are ELIGIBLE ACCOUNTS and in which the COLLATERAL AGENT'S security interests in such ACCOUNTS are perfected and can be enforced to the satisfaction of the COLLATERAL AGENT and its counsel, and, if the COLLATERAL AGENT requires, for which the ACCOUNT DEBTOR has acknowledged the assignment thereof to the COLLATERAL AGENT and has agreed to direct payment thereof to the COLLATERAL AGENT (but specifically excluding any such ACCOUNTS which are included in the BORROWING BASE pursuant to subparagraph (e) of this paragraph); plus (a) eighty-five percent (85%) of the CREDIT PARTIES' billed FOREIGN ACCOUNTS which are ELIGIBLE ACCOUNTS and for which payment thereof is secured by either a letter of credit which is, if the COLLATERAL AGENT requires, assigned to the COLLATERAL AGENT or other credit insurance acceptable to the COLLATERAL AGENT; plus (b) the INVENTORY VALUE, provided, that advances against ENGINE WIP shall not exceed at any one time Five Million DOLLARS ($5,000,000.00) and advances against all ELIGIBLE INVENTORY shall not exceed the lesser of Thirty-Six Million DOLLARS ($36,000,000.00) or forty percent (40%) of the aggregate of all LENDERS' EXTENSIONS OF CREDIT; minus (c) the LOAN RESERVE; provided, however, the advance rate percentages set forth above may, following notice to the BORROWER, be revised from time to time by the REQUIRED LENDERS and the COLLATERAL AGENT in their discretion, exercised in good faith and in a commercially reasonable manner.

       "BORROWING BASE CERTIFICATE" shall have the meaning assigned thereto in Subsection 7.4.(a).

       "BUSINESS DAY" means: (a) for all purposes other than as set forth in clause (b) below, any day other than a Saturday, Sunday or legal holiday on which banks in Charlotte, North Carolina, Baltimore, Maryland, and New York, New York, are open for the conduct of their commercial banking business; and
(b) with respect to all notices and determinations in connection with, and payments of principal and interest on, any LIBOR RATE LOAN, any day that is a BUSINESS DAY described in clause (a) and that is also a day for trading by and between banks in DOLLAR deposits in the London interbank market.

       "CAPITAL ASSET" means, with respect to any PERSON, any asset that should, in accordance with GAAP, be classified and accounted for as a capital asset.

       "CAPITAL EXPENDITURES" means all expenditures which in accordance with GAAP would be classified as capital expenditures, including, without limitation, CAPITAL LEASES but excluding non-cash expenditures arising from the transfer of assets among the various CREDIT PARTIES.

       "CAPITAL LEASE" means, with respect to any PERSON, any lease of any property that should, in accordance with GAAP, be classified and accounted for as a capital lease.

       "CAPITAL LEASE OBLIGATIONS" means any indebtedness incurred as a lessee pursuant to a CAPITAL LEASE.

       "CASH COLLATERAL ACCOUNT" means a deposit account in the name of the COLLATERAL AGENT with FIRST UNION (or any other financial institution approved by the COLLATERAL AGENT).

       "CASH EQUIVALENTS" means: (a) direct obligations of, or obligations guaranteed as to principal and interest by, the UNITED STATES government or any agency or instrumentality thereof (provided that the full faith and credit of the UNITED STATES is pledged in support thereof) maturing in one year or less from the date of acquisition thereof; (b) DOLLAR denominated deposits in (including money market accounts of), or DOLLAR denominated certificates of deposit or bankers' acceptances of (i) any bank or trust company organized or licensed under the laws of the UNITED STATES or any state thereof, which bank or trust company has capital and surplus in excess of One Hundred Million DOLLARS ($100,000,000.00), (ii) international banks of recognized standing ranking among the world's one hundred (100) largest commercial banks in terms of total assets, or (iii) any LENDER; (c) commercial paper maturing within one hundred eighty (180) days that is either issued by the holding company of the ADMINISTRATIVE AGENT or has one of the two highest ratings of either Moody's Investors Service, Inc. or Standard and Poor's Corporation; (d) investments in money market funds (other than those referred to in clause (b) above) that are managed by recognized and responsible institutions and invest solely in obligations of the types referred to in clauses (a), (b) and (c) above; and (e) repurchase obligations with a term of not more than seven (7) days for investments of the type described in clause (a) above and entered into with any LENDER.

       "CHANGE IN CONTROL" shall have the meaning assigned thereto in Subsection 11.1.(i).

       "CLOSING DATE" means the date of this AGREEMENT or such later BUSINESS DAY upon which each condition described in Article V shall be satisfied or waived in all respects in a manner acceptable to the ADMINISTRATIVE AGENT, in its sole discretion.

       "CODE" means the Internal Revenue Code of 1986, and the rules and regulations thereunder, each as amended or supplemented from time to time.

       "COLLATERAL AGENT" means FUCC, in its capacity as collateral agent for the SECURED PARTIES, and any successor thereto appointed pursuant to Section 12.9.

       "COLLECTION DEPOSIT ACCOUNT" means an account maintained by a CREDIT PARTY pursuant to a LOCKBOX AGREEMENT into which a CREDIT PARTY directs ACCOUNT DEBTORS to make payments and remittances in respect of ACCOUNTS due from such ACCOUNT DEBTORS.

       "COMMITMENT" means, as to any LENDER, the obligation of such LENDER to make LOANS to and issue or participate in LETTERS OF CREDIT issued hereunder, in an aggregate principal or face amount at any time outstanding not to exceed the amount set forth opposite such LENDER'S name on Schedule 1 hereto, as the same may be reduced or modified at any time or from time to time pursuant to Sections 2.5 and 13.10.

       "COMMITMENT PERCENTAGE" means, as to any LENDER at any time, the fraction, expressed as a percentage in which: (a) the amount of the COMMITMENT of such LENDER is the numerator; and (b) the AGGREGATE COMMITMENT of all of the LENDERS is the denominator.

       "COMPONENT SERVICES DIVISION" means, collectively, UNC Artex, Inc., UNC Texas CAMCO Incorporated, UNC CAMCO Incorporated, UNC ARDCO
Incorporated, UNC Accessory Overhaul Group, Incorporated and UNC Tri Industries, Inc. (d/b/a UNC Tri-Remanufacturing).

       "CONSOLIDATED" means, when used with reference to financial statements or financial statement items of the BORROWER and its SUBSIDIARIES or of the CREDIT PARTIES, as the case may be, such statements or items on a consolidated basis in accordance with applicable principles of consolidation under GAAP.

       "CONSOLIDATED TOTAL FUNDED INDEBTEDNESS" means all TOTAL FUNDED INDEBTEDNESS of the CREDIT PARTIES on a CONSOLIDATED basis determined in accordance with GAAP.

       "CONTINGENT OBLIGATION" means, with respect to the BORROWER and its SUBSIDIARIES, without duplication, any obligation, contingent or otherwise, of any such PERSON pursuant to which such PERSON has directly or indirectly guaranteed any DEBT or other obligation of any other PERSON and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of any such PERSON: (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such DEBT or other obligation (whether arising by virtue of partnership arrangements, by agreement to keep well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement condition or otherwise); or (b) entered into for the purpose of assuring in any other manner the obligee of such DEBT or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part); provided, that the term CONTINGENT OBLIGATION shall not include endorsements for collection or deposit in the ordinary course of business.

       "CREDIT FACILITY" means the collective reference to the REVOLVING CREDIT FACILITY and the L/C FACILITY.

       "CREDIT PARTIES" means collectively the BORROWER and the GUARANTORS; and the term "CREDIT PARTY" means any one of the CREDIT PARTIES individually.

       "DEBT" means, with respect to the BORROWER and its SUBSIDIARIES at any date and without duplication, the sum of the following calculated in accordance with GAAP: (a) all indebtedness for money borrowed of any such PERSON; (b) all obligations to pay the deferred purchase price of property or services of any such PERSON except trade payables arising in the ordinary course of business; (c) all obligations of any such PERSON as lessee under CAPITAL LEASES; (d) all debt of any other PERSON secured by a LIEN on any asset of any such PERSON; (e) all CONTINGENT OBLIGATIONS of any such PERSON other than CONTINGENT OBLIGATIONS of one CREDIT PARTY with respect to an underlying obligation of another CREDIT PARTY; (f) all obligations, contingent or otherwise, of any such PERSON relative to the face amount of letters of credit, whether or not drawn, including without limitation any reimbursement obligation, and banker's acceptances issued for the account of any such PERSON; and (g) all net payment obligations incurred by any such PERSON pursuant to HEDGING AGREEMENTS.

       "DEFAULT" means any event which with the passage of time, the giving of notice or any other condition, would constitute an EVENT OF DEFAULT under this AGREEMENT.

       "DEFAULTING LENDER" shall have the meaning assigned thereto in Subsection 2.3.(c).

       "DOLLAR EQUIVALENT" means, in relation to any amount in a specified currency, at any date, the amount obtained by converting such amount in the specified currency into DOLLARS, at the EXCHANGE RATE for such currency.

       "DOLLARS" OR "$"" means, unless otherwise qualified, dollars in lawful currency of the UNITED STATES.

       "DOMESTIC ACCOUNTS" means ACCOUNTS of a CREDIT PARTY for which the ACCOUNT DEBTOR is located within the geographic boundaries of the UNITED STATES, but specifically excluding GOVERNMENT ACCOUNTS.

       "EBITDA" means, as determined on a CONSOLIDATED basis with respect to any period, the earnings of the CREDIT PARTIES (including earnings arising from the sale or discontinuation of any CREDIT PARTY, or line of business of any CREDIT PARTY) before interest, taxes, depreciation, and amortization, and without regard to gains or losses arising from asset sales not in the ordinary course of business, all as determined in accordance with GAAP. It is agreed that gains or losses arising from asset sales made in connection with the CREDIT PARTIES' existing restructuring plan as represented to the ADMINISTRATIVE AGENT by the BORROWER shall be deemed in the ordinary course and affect EBITDA to the extent such gains or losses affect the BORROWER'S and its SUBSIDIARIES' income statement.

       "ELIGIBLE ACCOUNTS" means, those ACCOUNTS of the CREDIT PARTIES which satisfy the following criteria for eligibility: (a) the ACCOUNT arises from goods sold or leased or from services performed in the ordinary course of a CREDIT PARTY'S business; (b) except for UNBILLED ACCOUNTS, the delivery of the goods or the performance of the services has been completed; (c) no return, rejection, or repossession has occurred; (d) except for UNBILLED ACCOUNTS, the goods delivered or the services performed have been accepted by the ACCOUNT DEBTOR without dispute, objection, complaint, offset, defense, counterclaim, adjustment or allowance; (e) except for UNBILLED ACCOUNTS, no more than ninety (90) days have elapsed from the billing or invoice date and no more than sixty (60) days have elapsed from the due date; (f) no prior, contemporaneous, or subsequent assignment, claim, LIEN, or security interest, other than that of the COLLATERAL AGENT, applies to the ACCOUNT; (g) no bankruptcy or insolvency proceedings or payment moratoriums of any kind apply to the ACCOUNT DEBTOR; (h) no bonding company or surety asserts or has the ability to assert any claim based upon the legal doctrine of equitable subrogation, or under any other right to claim a LIEN into or right to payment of the ACCOUNT; (i) the ACCOUNT does not arise from or pertain to any transaction with any other CREDIT PARTY, or any SUBSIDIARY or AFFILIATE of a CREDIT PARTY; (j) the ACCOUNT is not payable by an ACCOUNT DEBTOR with respect to which fifty percent (50%) or more of the DOLLAR amount of that ACCOUNT DEBTOR'S receivables to the CREDIT PARTY are more than ninety (90) days due from the date of invoice or more than sixty (60) days due from the due date; (k) if the ACCOUNT is payable by an ACCOUNT DEBTOR (excluding the UNITED STATES or any agency or department thereof) to whom a CREDIT PARTY owes any money only the portion of the ACCOUNT in excess of the amount owed to that ACCOUNT DEBTOR may be deemed eligible; (l) the COLLATERAL AGENT has a perfected first priority security interest therein; and (m) the ACCOUNT does not arise from an ACCOUNT DEBTOR (excluding GOVERNMENT ACCOUNTS) whose ACCOUNTS in the aggregate constitute in excess of ten percent (10%) of all of the ACCOUNTS of the CREDIT PARTIES; and (o) the COLLATERAL AGENT has not notified the BORROWER that the COLLATERAL AGENT has determined that such ACCOUNT is ineligible because of uncertainty as to the creditworthiness of the ACCOUNT DEBTOR or because the COLLATERAL AGENT, in its discretion, exercised in good faith and in a commercially reasonable manner, otherwise considers the collateral value to the LENDERS of that ACCOUNT or similar ACCOUNTS to be impaired or the COLLATERAL AGENT'S and LENDERS' ability to realize such value to be insecure.

       "ELIGIBLE ASSIGNEE" means, with respect to any assignment of the rights, interest and obligations of a LENDER hereunder, a PERSON that is at the time of such assignment: (a) a commercial bank organized under the laws of the UNITED STATES or any state thereof, having combined capital and surplus in excess of Five Hundred Million DOLLARS ($500,000,000.00); (b) a finance company, insurance company or other financial institution which in the ordinary course of business extends credit of the type extended hereunder and that has total assets in excess of One Billion DOLLARS ($1,000,000,000.00); (c) already a LENDER hereunder (whether as an original party to this AGREEMENT or as the assignee of another LENDER); (d) the successor (whether by transfer of assets, merger or otherwise) to all or substantially all of the commercial lending business of the assigning LENDER; or (e) any other PERSON that has been approved in writing as an ELIGIBLE ASSIGNEE by the BORROWER (which approval shall not be unreasonably withheld) and the ADMINISTRATIVE AGENT.

       "ELIGIBLE INVENTORY" means collectively: (a) raw materials, component parts and finished goods INVENTORY owned by the MANUFACTURING DIVISION; (b) parts and rotable parts INVENTORY and finished goods INVENTORY owned by the COMPONENT SERVICES DIVISION; (c) parts and components owned by the AVIATION SERVICES DIVISION; (d) parts INVENTORY, ENGINE WIP, parts and rotable parts INVENTORY owned by the ENGINE OVERHAUL DIVISION; (e) RENTAL ENGINES; and (f) such other INVENTORY owned by CREDIT PARTIES which the COLLATERAL AGENT deems to be eligible in its discretion; provided, however, the COLLATERAL AGENT will be entitled to exclude from ELIGIBLE INVENTORY, by providing notice thereof to the BORROWER, any materials, parts or other INVENTORY (i) that the COLLATERAL AGENT, in its discretion, determines to be defective, unmerchantable, post-seasonal, slow moving or obsolete, or (ii) that the COLLATERAL AGENT determines to be ineligible because the COLLATERAL AGENT, in its discretion, exercised in good faith and in a commercially reasonable manner, considers the collateral value thereof to be impaired or the COLLATERAL AGENT'S and LENDERS' ability to realize such value to be insecure.

       "EMPLOYEE BENEFIT PLAN" means any employee pension benefit plan (other than an unfunded plan described in ERISA Section 201(2)) within the meaning of Section 3(2) of ERISA which: (a) is maintained for employees of the BORROWER or any ERISA AFFILIATE; or (b) in the case of a plan that is subject to Title IV of ERISA, has at any time within the preceding six years been maintained for the employees of the BORROWER or any current or former ERISA AFFILIATE.

       "ENGINE OVERHAUL DIVISION" means, collectively, UNC Airwork Corporation, UNC Metcalf Servicing, Inc., UNC Pacific Airmotive Corporation, Inc. and UNC Engine & Engine Parts, Inc.

       "ENGINE WIP" means UNC Airwork Corporation's work in process arising from its engine overhaul operations in the State of New Jersey, and, if deemed acceptable to the COLLATERAL AGENT, work in process from engine overhaul operations: (a) of UNC Airwork Corporation in States other than the State of New Jersey; and (b) of other CREDIT PARTIES.

       "ENVIRONMENTAL LAWS" means any and all federal, state and local laws, statutes, ordinances, rules, regulations, permits, licenses, approvals, and orders of courts or GOVERNMENTAL AUTHORITIES, relating to the protection of human health or the environment, including, but not limited to, requirements pertaining to the manufacture, processing, distribution, use, treatment, storage, disposal, transportation, handling, reporting, licensing, permitting, investigation or remediation of HAZARDOUS MATERIALS. ENVIRONMENTAL LAWS include, without limitation, the Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. 9601 et. seq.), the Hazardous Materials Transportation Authorization Act of 1994 (49 U.S.C. 5101 et. seq.), the Resource Conservation and Recovery Act (42 U.S.C. 6901 et. seq.), the Federal Water Pollution Control Act (33 U.S.C. 1251 et. seq.), the Clean Air Act (42 U.S.C. 7401 et. seq.), the Toxic Substances Control Act (15 U.S.C. 2601 et. seq.), the Safe Drinking Water Act (42 U.S.C. 300f-300k), and the Environmental Protection Agency's regulations relating to underground storage tanks (40 C.F.R. Parts 280 and 281), analogous state statutes, and the rules and regulations promulgated under the foregoing as such statutes amended or modified from time to time.

       "ERISA" means the Employee Retirement Income Security Act of 1974, and the rules and regulations thereunder, each as amended or modified from time to time.

       "ERISA AFFILIATE" means any PERSON who together with the BORROWER is treated as a single employer within the meaning of Section 414(b), (c), (m) or (o) of the CODE or Section 4001(b) of ERISA.

       "EURODOLLAR RESERVE PERCENTAGE" means, for any day, the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100th of 1%) which is in effect for such day as prescribed by the Federal Reserve Board (or any successor) for determining the maximum reserve requirement (including without limitation any basic, supplemental or emergency reserves) in respect of Eurocurrency liabilities or any similar category of liabilities for a member bank of the Federal Reserve System in New York City.

       "EVENT OF DEFAULT" means any of the events specified in Section 11.1, provided that any requirement for passage of time, giving of notice, or any other condition, has been satisfied.

       "EXCHANGE RATE" means, on any day, the current sell spot rate of exchange for the purchase and sale of DOLLARS and the specified currency as publicly or generally quoted by the ISSUING BANK on the date of determination, or if the ISSUING BANK is not publicly or generally quoting such exchange rates on such date, then such rate as the ISSUING BANK shall determine in good faith for purposes hereof.

       "EXPIRATION DATE" means the expiration date of any LETTER OF CREDIT.


       "EXTENSIONS OF CREDIT" means, as to any LENDER at any time, an amount equal to the sum of: (a) the aggregate principal amount of all LOANS made by such LENDER then outstanding; and (b) an amount equal to such LENDER'S COMMITMENT PERCENTAGE of the L/C OBLIGATIONS then outstanding.

       "FACA" means the Federal Assignment of Claims Act of 1940 (31 U.S.C. 3727 and 41 U.S.C. 15), as amended, and all regulations promulgated thereunder, and all other applicable federal procurement laws and regulations.

       "FDIC" means the Federal Deposit Insurance Corporation, or any successor thereto.

       "FEDERAL FUNDS RATE" means, the rate per annum (rounded upwards, if necessary, to the next higher 1/100th of 1%) representing the daily effective federal funds rate as quoted by the ADMINISTRATIVE AGENT and confirmed in Federal Reserve Board Statistical Release H.15 (519) or any successor or substitute publication selected by the ADMINISTRATIVE AGENT. If, for any reason, such rate is not available, then "FEDERAL FUNDS RATE" shall mean a daily rate which is determined, in the opinion of the ADMINISTRATIVE AGENT, to be the rate at which federal funds are being offered for sale in the national federal funds market at 9:00 a.m. (Charlotte time). Rates for weekends or holidays shall be the same as the rate for the most immediate preceding business day.

       "FIRST UNION" means First Union National Bank of North Carolina, a national banking association, and its successors.

       "FISCAL YEAR" means the fiscal year of the BORROWER and its SUBSIDIARIES which ends on December 31 of each year.

       "FIXED CHARGE COVERAGE RATIO" means, as determined on a CONSOLIDATED basis for any period, the CREDIT PARTIES' ratio of: (a) EBITDA for that period minus CAPITAL EXPENDITURES that are not financed with the use of borrowed funds (exclusive of the CREDIT FACILITY) or CAPITAL LEASES; to (b) regularly scheduled principal payments and prepayments of principal on the CONSOLIDATED TOTAL FUNDED INDEBTEDNESS (including, without limitation, the SINKING FUND PAYMENTS), paid or scheduled to be paid during the period of determination (except payments made under the LOANS), plus INTEREST EXPENSE deducted in determining the CREDIT PARTIES' earnings, plus payments under all CAPITAL LEASES paid or scheduled to be paid during the period of determination.

       "FOREIGN ACCOUNTS" means ACCOUNTS of a CREDIT PARTY for which the ACCOUNT DEBTOR is located outside the geographic boundaries of the UNITED STATES.

       "FUCC" means First Union Commercial Corporation, a North Carolina corporation, and its successors.

       "GAAP" means generally accepted accounting principles, as recognized by the American Institute of Certified Public Accountants and the Financial Accounting Standards Board, consistently applied and maintained on a consistent basis for the BORROWER and its SUBSIDIARIES throughout the period indicated and consistent with the prior financial practice of the BORROWER and its SUBSIDIARIES.

       "GOVERNMENT ACCOUNTS" means ACCOUNTS of the CREDIT PARTIES for which the ACCOUNT DEBTOR is the UNITED STATES government or an agency or department thereof, and if such ACCOUNT is in excess of One Hundred Thousand DOLLARS ($100,000.00) for which the COLLATERAL AGENT has obtained full compliance to the COLLATERAL AGENT'S satisfaction with all provisions necessary to protect the LENDERS' interests under FACA.

       "GOVERNMENTAL APPROVALS" means all authorizations, consents, approvals, licenses and exemptions of, registrations and filings with, and reports to, all GOVERNMENTAL AUTHORITIES.

       "GOVERNMENTAL AUTHORITY" means any nation, province, state or political subdivision thereof, and any government or any PERSON exercising executive, legislative, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

       "GUARANTOR ADVANCES" means the revolving credit accommodations provided by the BORROWER to each of the GUARANTORS evidenced by the GUARANTOR NOTES, and which are secured by first priority security interests in certain tangible and intangible assets of such GUARANTORS, excluding such GUARANTORS' equipment and real property.

       "GUARANTOR NOTES" means the Secured Promissory Notes, in the form attached hereto as Exhibit A, from each of the GUARANTORS to the order of the BORROWER, which evidence and secure the GUARANTOR ADVANCES and which have been assigned to the COLLATERAL AGENT as security for the OBLIGATIONS.

       "GUARANTORS" means each of the PERSONS set forth on Schedule 2 attached hereto and made a part hereof, together with all other MATERIAL SUBSIDIARIES which hereafter execute and deliver to the COLLATERAL AGENT, GUARANTY AGREEMENTS, financing statements and such other documents as required by the COLLATERAL AGENT or the MAJORITY LENDERS.

       "GUARANTY AGREEMENTS" means the Guaranty And Security Agreements, in the form attached hereto as Exhibit B, executed by each of the GUARANTORS to and for the benefit of the COLLATERAL AGENT pursuant to which the GUARANTORS are guaranteeing the full and absolute repayment of the OBLIGATIONS.

       "HAZARDOUS MATERIALS" means any substances or materials: (a) which are or become defined as hazardous wastes, hazardous substances, pollutants, contaminants, chemical substances or mixtures or toxic substances under any ENVIRONMENTAL LAW; (b) which are toxic, explosive, corrosive, flammable, infectious, radioactive, carcinogenic, mutagenic or otherwise harmful to human health or the environment and are regulated by any GOVERNMENTAL AUTHORITY; (c) the presence of which require investigation or remediation under any ENVIRONMENTAL LAW or common law; (d) the discharge or emission or release of which requires a permit or license under any ENVIRONMENTAL LAW or other GOVERNMENTAL APPROVAL; (e) which are deemed to constitute a nuisance, a trespass or pose a health or safety hazard to PERSONS or neighboring properties; (f) which contain, without limitation, asbestos, polychlorinated biphenyls, urea formaldehyde foam insulation, petroleum hydrocarbons, petroleum derived substances or waste, crude oil, nuclear fuel, natural gas or synthetic gas; or (g) which are materials consisting of underground storage tanks, which are or have ever been filled or partially filled with any substance or materials described in this paragraph.

       "HEDGING AGREEMENT" means any agreement with respect to an interest rate swap, collar, cap, floor or a forward rate agreement or other agreement regarding the hedging of interest rate risk exposure executed in connection with hedging the interest rate exposure of the BORROWER under this AGREEMENT, and any confirming letter executed pursuant to such hedging agreement, all as amended or modified.

       "INTEREST PERIOD" shall have the meaning assigned thereto in Subsection 4.1.(b).

       "INVENTORY" means all inventory, materials, raw materials, goods in process, finished goods, work in progress, component materials and other tangible personal property held for sale or lease or furnished or to be furnished under contracts of sale.

       "INVENTORY APPRAISAL" means an appraisal of the ORDERLY LIQUIDATION VALUE of the CREDIT PARTIES' ELIGIBLE INVENTORY prepared for the benefit of the LENDERS by MB Valuation Services, Inc., or such other appraiser selected by the MAJORITY LENDERS and the COLLATERAL AGENT, which appraisal shall be periodically updated pursuant to Subsection 7.9.

       "INVENTORY VALUE" means, except as hereafter described, the sum of:
(a) eighty percent (80%) of the ORDERLY LIQUIDATION VALUE of the ELIGIBLE INVENTORY which is not ENGINE WIP; plus (b) fifty percent (50%) of the ORDERLY LIQUIDATION VALUE of the ENGINE WIP. The percentages used in determining INVENTORY VALUE may be fixed and revised by the REQUIRED LENDERS and the COLLATERAL AGENT from time to time, in their discretion, exercised in good faith in a commercially reasonable manner. The contrary notwithstanding, the INVENTORY VALUE shall be adjusted each month between the COLLATERAL AGENT'S receipt of the semi-annual updates of the INVENTORY

APPRAISAL based on changes in the NET BOOK VALUE of the CREDIT PARTIES' INVENTORY. Each monthly adjustment of the INVENTORY VALUE shall be calculated by multiplying (a) the fraction in which the INVENTORY VALUE, as evidenced by the most recent update of the INVENTORY APPRAISAL, is the numerator, and the NET BOOK VALUE of the CREDIT PARTIES' INVENTORY, as of the date of the most recent update of the INVENTORY APPRAISAL, is the denominator, multiplied by (b) the NET BOOK VALUE of the CREDIT PARTIES' INVENTORY as set forth in the most recent monthly financial statements delivered to the COLLATERAL AGENT under Subsection 7.1.(a). For example, if on January 1, the NET BOOK VALUE of the CREDIT PARTIES' INVENTORY is One Hundred Million DOLLARS ($100,000,000.00), and the INVENTORY VALUE of the ELIGIBLE INVENTORY is Thirty-Two Million DOLLARS ($32,000,000.00) based upon an INVENTORY APPRAISAL of the same date, then the INVENTORY VALUE shall be Thirty-Two Million DOLLARS ($32,000,000.00). If on March 1 the NET BOOK VALUE of the CREDIT PARTIES' INVENTORY is One Hundred Ten Million DOLLARS ($110,000,000.00), then the INVENTORY VALUE as of March 1 shall be considered to be Thirty-Five Million Two Hundred Thousand DOLLARS ($35,200,000.00).

       "ISSUING BANK" means FIRST UNION, in its capacity as issuer of any LETTER OF CREDIT, or any successor thereto.

       "L/C COMMITMENT" means Twenty Million DOLLARS (including DOLLAR EQUIVALENTS) ($20,000,000.00).

       "L/C CONVERSION DATE" shall have the meaning assigned thereto in Subsection 3.3.(d).

       "L/C FACILITY" means the LETTER OF CREDIT facility established pursuant to Article III hereof.

       "L/C OBLIGATIONS" means at any time, an amount equal to the sum of: (a) the aggregate undrawn and unexpired amount (in DOLLARS and DOLLAR
EQUIVALENTS) of the then outstanding LETTERS OF CREDIT; and (b) the aggregate amount (in DOLLARS and DOLLAR EQUIVALENTS) of drawings under LETTERS OF
CREDIT which have not then been reimbursed pursuant to Section 3.5.

       "L/C PARTICIPANTS" means the collective reference to all the LENDERS.

       "L/C REBATE SUM" shall have the meaning assigned thereto in Subsection 3.3.(d).

       "L/C RESPONSIBLE CREDIT PARTY" shall have the meaning assigned thereto in Section 3.1.

       "LENDER" means each PERSON executing this AGREEMENT as a LENDER set forth on the signature pages hereto and each PERSON that hereafter becomes a party to this AGREEMENT as a LENDER pursuant to Section 13.10.

       "LENDING OFFICE" means, with respect to any LENDER, the office of such LENDER maintaining such LENDER'S COMMITMENT PERCENTAGE of the LOANS.

       "LETTER OF CREDIT" shall mean a STANDBY LETTER OF CREDIT or a TRADE LETTER OF CREDIT, or both, as appropriate.

       "LIBOR" means the rate for deposits in DOLLARS for a period equal to the INTEREST PERIOD selected which appears on the Telerate Page 3750 at approximately 11:00 a.m. London time, two (2) BUSINESS DAYS prior to the commencement of the applicable INTEREST PERIOD. If, for any reason, such rate is not available, then "LIBOR" shall mean the rate per annum at which, as determined by the ADMINISTRATIVE AGENT, DOLLARS in the amount of Five Million DOLLARS ($5,000,000.00) are being offered to leading banks at approximately 11:00 a.m. London time, two (2) BUSINESS DAYS prior to the commencement of the applicable INTEREST PERIOD for settlement in immediately available funds by leading banks in the London interbank market for a period equal to the INTEREST PERIOD selected.

       "LIBOR RATE" means a rate per annum (rounded upwards, if necessary, to the next higher 1/100th of 1%) determined by the ADMINISTRATIVE AGENT pursuant to the following formula:

       LIBOR RATE   =                       LIBOR
                              -----------------------------------
                              1.00-EURODOLLAR RESERVE PERCENTAGE

       "LIBOR RATE LOAN" means any LOAN bearing interest at a rate based upon the LIBOR RATE as provided in Subsection 4.1.(a).

       "LIEN" means, with respect to any asset, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind in respect of such asset. For the purposes of this AGREEMENT, a PERSON shall be deemed to own subject to a LIEN any asset which it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, CAPITAL LEASE or other title retention agreement relating to such asset.

       "LOAN" means any revolving loan made to the BORROWER pursuant to
Section 2.1, and all such LOANS collectively as the context requires.

       "LOAN DOCUMENTS" means, collectively, this AGREEMENT, the NOTES, the APPLICATIONS, any HEDGING AGREEMENT executed by any LENDER, the SECURITY DOCUMENTS, and each other document, instrument and agreement executed and delivered by any of the CREDIT PARTIES in connection with this AGREEMENT or otherwise referred to herein or contemplated hereby, all as may be amended or modified from time to time.

       "LOAN RESERVE" means the following amounts during the following periods:

DATE                                           LOAN RESERVE AMOUNT

CLOSING DATE to 6/29/95; and
3/31 to 6/29 of each year
thereafter during the term
of the CREDIT FACILITY,
provided the BORROWER has
made all required payments
under the SUBORDINATED DEBT
when and as due                                $    0.00

6/30 to 9/29 of each year                      1/3rd of amount of
during the term of the                         SUBORDINATED
CREDIT FACILITY                                DEBT PAYMENT

9/30 to 12/29 of each                          2/3rds of amount of
year during the term                           SUBORDINATED
of the CREDIT FACILITY                         DEBT PAYMENT

12/30 of each year to 3/30 of                  The amount equal to the
each succeeding year during the                SUBORDINATED
term of the CREDIT FACILITY                    DEBT PAYMENT

       The contrary notwithstanding, if at any time the BORROWER has not made all required payments under the SUBORDINATED DEBT when and as due, the LOAN RESERVE shall be the amount equal to the SUBORDINATED DEBT PAYMENT until such payments are made.

       "LOCKBOX AGREEMENTS" means collectively any agreement among: (a) a LOCKBOX BANK; (b) a CREDIT PARTY; and (c) the COLLATERAL AGENT, in substantially the form of Exhibit C, pursuant to which a CREDIT PARTY shall establish and maintain one or more COLLECTION DEPOSIT ACCOUNTS, each as amended, supplemented or otherwise modified from time to time.

       "LOCKBOX BANK" means any LENDER or bank designated as a lockbox bank in a LOCKBOX AGREEMENT.

       "MAJORITY LENDERS" means, at any date, any combination of holders of at least fifty-one percent (51%) of the aggregate unpaid principal amount of the NOTES, or if no amounts are outstanding under the NOTES, any combination of LENDERS whose COMMITMENT PERCENTAGES aggregate at least fifty-one percent (51%).

       "MANUFACTURING DIVISION" means, collectively, UNC Tri Industries, Inc. (d/b/a UNC Tri-Manufacturing), UNC Johnson Technology, Inc. and UNC All Fab, Inc.

       "MATERIAL ADVERSE EFFECT" means a material adverse effect on the properties, business, operations or condition (financial or otherwise) of the CREDIT PARTIES taken as a whole or the ability of them to perform their obligations under the LOAN DOCUMENTS or MATERIAL CONTRACTS.

       "MATERIAL CONTRACT" means: (a) any contract or other agreement, written or oral, of any of the CREDIT PARTIES involving monetary liability of or to any such PERSON in an amount in excess of Seven Million DOLLARS ($7,000,000.00) per annum; or (b) any other contract or agreement, written or oral, of any of the CREDIT PARTIES the failure to comply with which could reasonably be expected to have a MATERIAL ADVERSE EFFECT.

       "MATERIAL SUBSIDIARIES" means each of the GUARANTORS and any other SUBSIDIARY of the BORROWER, whether now existing or hereafter acquired or formed, which has total assets equal or greater than Five Million DOLLARS ($5,000,000.00).

       "MULTIEMPLOYER PLAN" means a "MULTIEMPLOYER PLAN" as defined in Section 4001(a)(3) of ERISA which is subject to Title IV of ERISA and to which the BORROWER or any ERISA AFFILIATE is making, or is accruing an obligation to make, contributions within the preceding six years.

       "NET BOOK VALUE" means, with respect to the CREDIT PARTIES' INVENTORY, the value given the CREDIT PARTIES' INVENTORY on the CREDIT PARTIES' balance sheet and books and records, minus reserves.

       "NOTES" means the separate Revolving Credit Notes made by the BORROWER payable to the order of each LENDER, substantially in the form of Exhibit D hereto, evidencing the REVOLVING CREDIT FACILITY, and any amendments and modifications thereto, any substitutes therefor, and any replacements, restatements, renewals or extension thereof, in whole or in part; "NOTE" means any of such NOTES.

       "NOTICE OF BORROWING" shall have the meaning assigned thereto in Subsection 2.2.(a).

       "NOTICE OF CONVERSION/CONTINUATION" shall have the meaning assigned thereto in Section 4.2.

       "OBLIGATIONS" means, in each case, whether now in existence or hereafter arising: (a) the principal of and interest on (including interest accruing after the filing of any bankruptcy or similar petition) the LOANS;
(b) the REIMBURSEMENT OBLIGATIONS and the L/C OBLIGATIONS; (c) all payment and other obligations owing by the BORROWER to any LENDER or either AGENT under any HEDGING AGREEMENT; and (d) all other fees and commissions (including attorney's fees), charges, indebtedness, loans, liabilities, financial accommodations, obligations, covenants and duties owing by the BORROWER to the LENDERS, the ISSUING BANK, or either AGENT, of every kind, nature and description, direct or indirect, absolute or contingent, due or to become due, contractual or tortious, liquidated or unliquidated, and whether or not evidenced by any NOTE, and whether or not for the payment of money under or in respect of this AGREEMENT, any NOTE, any LETTER OF CREDIT or any of the other LOAN DOCUMENTS.

       "OFFICER'S COMPLIANCE CERTIFICATE" shall have the meaning assigned thereto in Section 7.2.

       "ORDERLY LIQUIDATION VALUE" means, with respect to the ELIGIBLE INVENTORY, the amount of gross proceeds which could be generated by a properly conducted liquidation of such ELIGIBLE INVENTORY, held under forced sale conditions and over a reasonably short period of time, based on the most recent INVENTORY APPRAISAL prepared for the LENDERS.

       "OTHER TAXES" shall have the meaning assigned thereto in Subsection 4.11.(b).

       "PBGC" means the Pension Benefit Guaranty Corporation or any successor agency.

       "PENSION PLAN" means any EMPLOYEE BENEFIT PLAN, other than a MULTIEMPLOYER PLAN, which is subject to the provisions of Title IV of ERISA or Section 412 of the CODE and which: (a) is maintained for employees of the BORROWER or any ERISA AFFILIATES; or (b) in the case of a plan that is subject to Title IV of ERISA, has at any time within the preceding six years been maintained for the employees of the BORROWER or any of their current or former ERISA AFFILIATES.

       "PERSON" means an individual, corporation, partnership, association, trust, business trust, limited liability company, joint venture, joint stock company, pool, syndicate, sole proprietorship, unincorporated organization, GOVERNMENTAL AUTHORITY or any other form of entity or group thereof specifically listed herein.

       "PRIME RATE" means, at any time, the rate of interest per annum publicly announced from time to time by FIRST UNION as its prime rate. Each change in the PRIME RATE shall be effective as of the opening of business on the day such change in the PRIME RATE occurs. The parties hereto acknowledge that the rate announced publicly by FIRST UNION as its PRIME RATE is an index or base rate and shall not necessarily be its lowest or best rate charged to its customers or other banks.

       "REGISTER" shall have the meaning assigned thereto in Subsection 13.9.

       "REIMBURSEMENT OBLIGATION" means the obligation of the BORROWER to reimburse the ISSUING BANK pursuant to Section 3.5 for amounts drawn under LETTERS OF CREDIT.

       "RENTAL ENGINES" means aircraft engines which are owned by UNC Airwork Corporation for the purpose of leasing to its customers during repair and overhaul work.

       "REQUIRED LENDERS" means, at any date, any combination of holders of at least sixty-six and two-thirds percent (66-2/3%) of the aggregate unpaid principal amount of the NOTES, or if no amounts are outstanding under the NOTES, any combination of LENDERS whose COMMITMENT PERCENTAGES aggregate at least sixty-six and two-thirds percent (66-2/3%).

       "RESTRICTED PAYMENTS" means any prepayments or optional redemptions of the SENIOR NOTES, the SUBORDINATED DEBT (excluding the SINKING FUND PAYMENTS and redemptions made within the year preceding a SINKING FUND PAYMENT due date which pursuant to the terms of the SUBORDINATED DEBT documents are credited to reduce the amount of the next SINKING FUND PAYMENT), or any other indebtedness for borrowed money.

       "REVOLVING CREDIT FACILITY" means the revolving credit facility established pursuant to Article II hereof.

       "SECURED PARTIES" means collectively, the LENDERS, the ISSUING BANK, and the ADMINISTRATIVE AGENT.

       "SECURITY DOCUMENTS" means the collective reference to the Security Agreement executed by the BORROWER, the documents evidencing or securing the GUARANTOR ADVANCES which have been assigned to the COLLATERAL AGENT, the GUARANTY AGREEMENTS, and each other agreement or writing pursuant to which any CREDIT PARTY pledges or grants a security interest in any property or assets securing the OBLIGATIONS or any such PERSON guaranties the payment and/or performance of the OBLIGATIONS.

       "SENIOR NOTES" means, collectively, the 9 1/8% Senior Notes Due 2003 which were issued under the terms of the Indenture dated as of July 15, 1993 among the BORROWER and the trustee thereunder.

       "SETTLEMENT DATE" shall have the meaning assigned thereto in Subsection 2.3.(b)(i).

       "SINKING FUND PAYMENT" means the annual mandatory redemption payment in the amount of Four Million Two Hundred Thousand DOLLARS ($4,200,000.00) to be made by the BORROWER under the SUBORDINATED DEBT.

       "SOLVENT" means, as to the CREDIT PARTIES on a particular date, that any such PERSON: (a) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage and is able to pay its debts as they mature; (b) owns property having a value, both at fair valuation and at present fair saleable value, greater than the amount required to pay its probable liabilities (including contingencies); and (c) does not believe that it will incur debts or liabilities beyond its ability to pay such debts or liabilities as they mature.

       "STANDBY L/C COMMISSION" shall have the meaning assigned thereto in
Section 3.3.(a).

       "STANDBY LETTER OF CREDIT" means a standby letter of credit issued for the account of the BORROWER or another CREDIT PARTY by the ISSUING BANK pursuant to the terms of this AGREEMENT, as such letter of credit may be amended, modified, extended, renewed or replaced from time to time.

       "SUBORDINATED DEBT" means the 7 1/2% Convertible Subordinated Debentures Due 2006 which were issued under the terms of the Indenture dated as of May 1, 1986 among the BORROWER and Maryland National Bank, Trustee (or any successor trustee).

       "SUBORDINATED DEBT PAYMENT" means the amount necessary to pay:  (a) one
(1) SINKING FUND PAYMENT minus the amount of any prepayment, redemption or acquisition made by the BORROWER of the SUBORDINATED DEBT to the extent it has reduced the amount of the next due SINKING FUND PAYMENT; plus (b) the aggregate amount necessary to pay all interest and mandatory redemption payments (other than the SINKING FUND PAYMENT) due on the SUBORDINATED DEBT during the next six (6) months from the date of determination.

       "SUBSIDIARY" means, as to any PERSON, any corporation, partnership or other entity of which more than fifty percent (50%) of the outstanding capital stock or other ownership interests having ordinary voting power to elect a majority of the board of directors or other managers of such corporation, partnership or other entity is at the time, directly or indirectly (through one or more wholly-owned SUBSIDIARIES), owned by or the management is otherwise controlled by such PERSON (irrespective of whether, at the time, capital stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency). Unless otherwise qualified references to "SUBSIDIARY" or "SUBSIDIARIES" herein shall refer to those of the BORROWER.

       "SYNDICATION COMPLETION DATE" means the date on which FUCC'S COMMITMENT is reduced to an amount not in excess of Twenty-Five Million DOLLARS ($25,000,000.00).

       "TANGIBLE NET WORTH" means, as determined on a CONSOLIDATED basis, the excess of the CREDIT PARTIES' assets, excluding goodwill and other intangible assets, over liabilities (excluding the SUBORDINATED DEBT), all as determined in accordance with GAAP.

       "TAXES" shall have the meaning assigned thereto in Subsection 4.11.(a).


       "TERMINATION DATE" means the earliest of the dates referred to in
Section 2.6.

       "TERMINATION EVENT" means: (a) a "Reportable Event" described in
Section 4043 of ERISA; or (b) the withdrawal of the BORROWER or any ERISA AFFILIATE from a PENSION PLAN during a plan year in which it was a "substantial employer" as defined in Section 4001(a)(2) of ERISA; or (c) the termination of a PENSION PLAN, the filing of a notice of intent to terminate a PENSION PLAN or the treatment of a PENSION PLAN amendment as a termination under Section 4041 of ERISA; or (d) the institution of proceedings to terminate, or the appointment of a trustee with respect to, any PENSION PLAN by the PBGC; or (e) any other event or condition which would constitute grounds under Section 4042(a) of ERISA for the termination of, or the appointment of a trustee to administer, any PENSION PLAN; or (f) the partial or complete withdrawal of the BORROWER or any ERISA AFFILIATE from a MULTIEMPLOYER PLAN; or (g) the imposition of a LIEN pursuant to Section 412 of the CODE or Section 302 of ERISA; or (h) any event or condition which results in the reorganization or insolvency of a MULTIEMPLOYER PLAN under Sections 4241 or 4245 of ERISA; or (i) any event or condition which results in the termination of a MULTIEMPLOYER PLAN under Section 4041A of ERISA or the institution by PBGC of proceedings to terminate a MULTIEMPLOYER PLAN under Section 4042 of ERISA; provided, however, that no event or condition shall be a TERMINATION EVENT unless such event or condition by itself or combined with any one or more other such events or conditions could reasonably be expected to have a MATERIAL ADVERSE EFFECT.

       "TOTAL FUNDED INDEBTEDNESS" means for any CREDIT PARTY: (a) the sum of all indebtedness for borrowed money, including sums borrowed under the CREDIT FACILITY, the SENIOR NOTES and the SUBORDINATED DEBT; plus (b) all CAPITAL LEASE OBLIGATIONS, but excluding trade indebtedness arising in the ordinary course of business and other normal accruals incurred in the ordinary course of business.

       "TRADE L/C FEES" shall have the meaning assigned thereto in Section 3.3.(b).

       "TRADE LETTER OF CREDIT" means any commercial letter of credit issued for the account of the BORROWER by the ISSUING BANK pursuant to the terms of this AGREEMENT, as such letter of credit may be amended, modified, extended, renewed or replaced from time to time.

       "UCC" means the Uniform Commercial Code as in effect in the State of Maryland.

       "UNBILLED ACCOUNTS" means those (a) DOMESTIC ACCOUNTS (other than those of UNC Airwork Corporation) reasonably acceptable to the COLLATERAL AGENT,
(b) GOVERNMENT ACCOUNTS, and (c) DOMESTIC ACCOUNTS of UNC Airwork
Corporation, that are otherwise ELIGIBLE ACCOUNTS but have not yet been billed by the applicable CREDIT PARTY. Such ACCOUNTS are billable by the CREDIT PARTIES according to the contract terms as completed work, but due to timing differences will be billed by the CREDIT PARTIES at the earlier of the immediately succeeding billing cycle or within thirty (30) days of the completion of the work.

       "UNIFORM CUSTOMS" the Uniform Customs and Practice for Documentary Credits (1994 Revision), International Chamber of Commerce Publication No. 500, as amended or revised from time to time and any successor thereof.

       "UNITED STATES" means the United States of America.

       Section 1.2. General. All terms of an accounting nature not specifically defined herein shall have the meaning assigned thereto by GAAP. Unless otherwise specified, a reference in this AGREEMENT to a particular section, subsection, Schedule or Exhibit is a reference to that section, subsection, Schedule or Exhibit of this AGREEMENT. Wherever from the context it appears appropriate, each term stated in either the singular or plural shall include the singular and plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, the feminine and the neuter. Any reference herein to "Charlotte time" shall refer to the applicable time of day in Charlotte, North Carolina.

       Section 1.3.           Other Definitions And Provisions.

             (a) Use Of Capitalized Terms. Unless otherwise defined therein, all capitalized terms defined in this AGREEMENT shall have the defined meanings when used in this AGREEMENT, the NOTES and the other LOAN DOCUMENTS or any certificate, report or other document made or delivered pursuant to this AGREEMENT.

             (b) Miscellaneous. The words "hereof," "herein" and "hereunder" and words of similar import when used in this AGREEMENT shall refer to this AGREEMENT as a whole and not to any particular provision of this AGREEMENT.

                                     ARTICLE II
                              REVOLVING CREDIT FACILITY

       Section 2.1. Revolving Credit Loans. Subject to the terms and conditions of this AGREEMENT, each LENDER severally agrees to make LOANS to the BORROWER from time to time from the CLOSING DATE through the TERMINATION DATE as requested by the BORROWER in accordance with the terms of Section
2.2; provided, that: (a) the aggregate principal amount of all outstanding LOANS (after giving effect to any amount requested) shall not exceed the lesser of (i) the BORROWING BASE less the L/C OBLIGATIONS, or (ii) the AGGREGATE COMMITMENT less the L/C OBLIGATIONS; and (b) the principal amount of outstanding LOANS (after giving effect to any amount requested) from any LENDER to the BORROWER plus the amount equal to such LENDER'S COMMITMENT PERCENTAGE of L/C OBLIGATIONS shall not at any time exceed such LENDER'S COMMITMENT. Each LOAN by a LENDER shall be in a principal amount equal to such LENDER'S COMMITMENT PERCENTAGE of the aggregate principal amount of LOANS requested on such occasion. Subject to the terms and conditions hereof, the BORROWER may borrow, repay and reborrow LOANS hereunder until the TERMINATION DATE.

       Section 2.2.           Procedure For Advances Of Loans.

             (a) Requests For Borrowing. The BORROWER shall give the ADMINISTRATIVE AGENT irrevocable prior written notice (a "NOTICE OF BORROWING"): (i) in the form attached hereto as Exhibit E in connection with BASE RATE LOANS, not later than 2:00 p.m. (Charlotte time) on the same BUSINESS DAY as each BASE RATE LOAN; and (ii) in the form attached hereto as Exhibit F in connection with LIBOR RATE LOANS not later than 11:00 a.m. (Charlotte time) at least three (3) BUSINESS DAYS before each LIBOR RATE LOAN, of its intention to borrow, specifying (1) the date of such borrowing, which shall be a BUSINESS DAY, (2) the amount of such borrowing, which shall be with respect to LIBOR RATE LOANS an aggregate principal amount of Two Million Five Hundred Thousand DOLLARS ($2,500,000.00) or a whole multiple of Five Hundred Thousand DOLLARS ($500,000.00) in excess thereof, (3) whether the LOANS are to be LIBOR RATE LOANS, or BASE RATE LOANS, and (4) in the case of a LIBOR RATE LOAN, the duration of the INTEREST PERIOD applicable thereto. Notices received after the time designated in Subsections 2.2.(a)(i) or 2.2.(a)(ii), as applicable, shall be deemed received on the next BUSINESS DAY. Notwithstanding anything contained herein to the contrary, prior to the SYNDICATION COMPLETION DATE all borrowings will be BASE RATE LOANS.

             (b) Disbursement Of Loans. The BORROWER hereby irrevocably authorizes the ADMINISTRATIVE AGENT to disburse the proceeds of each borrowing requested pursuant to this Section 2.2 in immediately available funds by crediting such proceeds to a deposit account of the BORROWER maintained with FIRST UNION or by wire transfer to such account as may be agreed upon by the BORROWER and the ADMINISTRATIVE AGENT from time to time.

Each disbursement of proceeds of a borrowing requested pursuant to this
Section 2.2 shall be made by the ADMINISTRATIVE AGENT prior to 4:00 p.m. (Charlotte time) on the proposed borrowing date set forth in each NOTICE OF BORROWING; however, subject to Section 2.3 hereof, the ADMINISTRATIVE AGENT shall not be obligated to disburse the proceeds of any LOAN requested pursuant to this Section 2.2 until each LENDER shall have made available to the ADMINISTRATIVE AGENT its COMMITMENT PERCENTAGE of such LOAN.

       Section 2.3.           Settlement Among The Administrative Agent And The
Lenders.

             (a) Except as provided in Subsection 2.3.(b), (i) the ADMINISTRATIVE AGENT shall give to each LENDER prompt notice of each NOTICE OF BORROWING by telecopy, telex or cable, and (ii) no later than 3:00 p.m. (Charlotte time) on the proposed borrowing date set forth in each NOTICE OF BORROWING, each LENDER will make available to the ADMINISTRATIVE AGENT at the office of the ADMINISTRATIVE AGENT, in immediately available funds, its COMMITMENT PERCENTAGE of such LOANS requested to be made. Unless the ADMINISTRATIVE AGENT shall have been notified by any LENDER prior to a proposed borrowing date that such LENDER does not intend to make available to the ADMINISTRATIVE AGENT its portion of the LOANS to be made on such date, the ADMINISTRATIVE AGENT may assume that such LENDER will make such amount available to the ADMINISTRATIVE AGENT on (i) the date of the proposed borrowing if a LIBOR RATE LOAN, or (ii) the SETTLEMENT DATE (as defined below) if a BASE RATE LOAN, and the ADMINISTRATIVE AGENT, in reliance upon such assumption, may but shall not be obligated to make available the amount of the LOANS to be provided by such LENDER. Except as provided in Subsection 2.3.(b) and subject to Subsection 2.3.(e), promptly after its receipt of payments from or on behalf of the BORROWER, the ADMINISTRATIVE AGENT will cause such payments to be distributed ratably to the LENDERS subject to and in accordance with the provisions of Sections 4.4 and 4.5.

             (b) Unless the MAJORITY LENDERS have instructed the ADMINISTRATIVE AGENT to the contrary, the ADMINISTRATIVE AGENT on behalf of the LENDERS may but shall not be obligated to make BASE RATE LOANS under
Section 2.2 without prior notice of the proposed BASE RATE LOANS to the LENDERS, as follows:

             (i) The amount of each LENDER'S COMMITMENT PERCENTAGE of BASE RATE LOANS shall be computed weekly (or more frequently in the ADMINISTRATIVE AGENT'S discretion) and shall be adjusted upward or downward on the basis of the amount of outstanding BASE RATE LOANS as of 5:00 p.m. (Charlotte time) on the last BUSINESS DAY of the period specified by the ADMINISTRATIVE AGENT (each such date, the "SETTLEMENT DATE"). The ADMINISTRATIVE AGENT shall deliver to each of the LENDERS at least once per week a periodic summary statement of the amount of the LOANS and LETTERS OF CREDIT, and promptly after the last BUSINESS

       DAY of each month a comprehensive statement of the activity under this AGREEMENT (including extensions of credit and payments) for such period. The LENDERS shall transfer to the ADMINISTRATIVE AGENT, or, subject to Subsection 2.3.(e), the ADMINISTRATIVE AGENT shall transfer to the LENDERS, such amounts as are necessary so that (after giving effect to all such transfers) the amount of BASE RATE LOANS made by each LENDER shall be equal to such LENDER'S COMMITMENT PERCENTAGE of the aggregate amount of BASE RATE LOANS outstanding as of such SETTLEMENT DATE. If the summary statement is received by the LENDERS prior to 12:00 Noon (Charlotte time) on any BUSINESS DAY, such LENDER shall make the transfers described above in immediately available funds no later than 3:00 p.m. (Charlotte time) on the day such summary statement was received, and if such summary statement is received by the LENDERS after 12:00 Noon (Charlotte time) on such day, each LENDER shall make such transfers no later than 3:00 p.m. (Charlotte time) on the next succeeding BUSINESS DAY. The obligation of each of the LENDERS to transfer such funds shall be irrevocable and unconditional and without recourse to or warranty by the ADMINISTRATIVE AGENT. The ADMINISTRATIVE AGENT and each of the LENDERS agree to mark their respective books and records on the SETTLEMENT DATE to show at all times the DOLLAR amount of their respective COMMITMENT PERCENTAGE of the outstanding LOANS.

             (ii) To the extent that the settlement described above shall not yet have occurred, upon repayment of BASE RATE LOANS by the BORROWER, the ADMINISTRATIVE AGENT may first apply such amounts repaid directly to the amounts made available by the ADMINISTRATIVE AGENT pursuant to this Subsection 2.3.(b).

             (iii) Because the ADMINISTRATIVE AGENT on behalf of the LENDERS may be advancing and/or may be repaid BASE RATE LOANS prior to the time when the LENDERS will actually advance and/or be repaid BASE RATE LOANS, interest with respect to BASE RATE LOANS shall be allocated by the ADMINISTRATIVE AGENT to each LENDER and the ADMINISTRATIVE AGENT in accordance with the amount of BASE RATE LOANS actually advanced by and repaid to each LENDER and the ADMINISTRATIVE AGENT and shall accrue from and including the date such BASE RATE LOANS are so advanced to but excluding the date such BASE RATE LOANS are either repaid by the BORROWER in accordance with Section 2.4 or actually settled by the applicable LENDER as described in this Subsection 2.3.(b).

             (c) If any amount described in Sections 2.2 or 2.3 hereof is not made available to the ADMINISTRATIVE AGENT by a LENDER (such LENDER being hereinafter referred to as a "DEFAULTING LENDER") and the ADMINISTRATIVE AGENT has made such amount available to the BORROWER, the ADMINISTRATIVE AGENT shall be entitled to recover such amount on demand from such DEFAULTING LENDER together with interest as hereinafter provided. If such DEFAULTING LENDER does not pay such amount forthwith upon the ADMINISTRATIVE AGENT'S demand therefor, the ADMINISTRATIVE AGENT shall promptly notify the BORROWER and the BORROWER shall immediately (but in no event later than five (5) BUSINESS DAYS after such demand) pay such amount to the ADMINISTRATIVE AGENT together with interest. The ADMINISTRATIVE AGENT shall also be entitled to recover from such DEFAULTING LENDER and/or the BORROWER, as the case may be,
(x) interest on such amount in respect of each day from the date such corresponding amount was made available by the ADMINISTRATIVE AGENT to the BORROWER to the date such amount is recovered by the ADMINISTRATIVE AGENT, at a rate per annum equal to either (i) if paid by such DEFAULTING LENDER, the FEDERAL FUNDS RATE, or (ii) if paid by the BORROWER, the then applicable rate of interest on BASE RATE LOANS, plus (y) an amount equal to any costs (including reasonable legal expenses) and losses incurred by the ADMINISTRATIVE AGENT as a result of the failure of such DEFAULTING LENDER to provide such amount as provided in this AGREEMENT. Nothing herein shall be deemed to relieve any LENDER from its duty to fulfill its obligations hereunder or to prejudice any rights which the BORROWER may have against any LENDER as a result of any default by such LENDER hereunder, including, without limitation, the right of the BORROWER to seek reimbursement from any DEFAULTING LENDER for any amounts paid by the BORROWER under clause (y) above on account of such DEFAULTING LENDER'S default.

             (d) The failure of any LENDER to fund its COMMITMENT PERCENTAGE of any LOAN or fund its participation in any drawing under a LETTER OF CREDIT shall not relieve any other LENDER of its obligation, if any, hereunder to make LOANS, or fund its participation in any LETTER OF CREDIT, but no LENDER shall be responsible for the failure of any other LENDER to make the LOAN to be made by such other LENDER on the date of a borrowing or to fund any other LENDER'S participation in any LETTER OF CREDIT.

             (e) Notwithstanding anything contained herein to the contrary, so long as any LENDER is a DEFAULTING LENDER or has rejected its COMMITMENT, the ADMINISTRATIVE AGENT shall not be obligated to transfer to such LENDER any payments made by the BORROWER to the ADMINISTRATIVE AGENT for the benefit of such LENDER; and, such LENDER shall not be entitled to the sharing of any payments pursuant to Section 4.4. Amounts payable to such LENDER under
Section 4.4 shall instead be paid to the ADMINISTRATIVE AGENT. The ADMINISTRATIVE AGENT may hold and, in its discretion, re-lend to the BORROWER the amount of all such payments received by it for the account of such LENDER. For purposes of voting or consenting to matters with respect to the LOAN DOCUMENTS and determining COMMITMENT PERCENTAGES, such DEFAULTING LENDER shall be deemed not to be a "LENDER" and such LENDER'S COMMITMENT PERCENTAGE shall be deemed to be Zero (0). This Subsection 2.3.(e) shall remain effective with respect to such LENDER until (x) the OBLIGATIONS under this AGREEMENT shall have been declared or shall have become immediately due and payable or (y) the MAJORITY LENDERS, the ADMINISTRATIVE AGENT and the BORROWER shall have waived such LENDER'S default in writing. No commitment of any LENDER shall be increased or otherwise affected, and performance by the BORROWER shall not be excused, by the operation of this Subsection 2.3.(e).

       Section 2.4.           Repayment Of Loans.

             (a) Repayment On Termination Date. The BORROWER shall repay the outstanding principal amount of all LOANS in full, together with all accrued but unpaid interest thereon, on the TERMINATION DATE.

             (b) Mandatory Repayment Of Excess Loans. If at any time the outstanding principal amount of all LOANS exceeds (i) the lesser of the AGGREGATE COMMITMENT or the BORROWING BASE, less (ii) the L/C OBLIGATIONS, the BORROWER shall repay immediately upon notice from the ADMINISTRATIVE AGENT, by payment to the ADMINISTRATIVE AGENT for the account of the LENDERS, the LOANS in an amount equal to such excess. Each such repayment shall be accompanied by accrued interest on the amount repaid and any amount required to be paid pursuant to Section 4.9 hereof.

             (c) Optional Prepayments. Subject to Subsection 2.4.(d) hereof, the BORROWER may at any time and from time to time prepay LOANS, in whole or in part, upon at least three (3) BUSINESS DAYS' irrevocable notice to the ADMINISTRATIVE AGENT with respect to LIBOR RATE LOANS and at least one
(1) BUSINESS DAY irrevocable notice with respect to BASE RATE LOANS, specifying the date and amount of prepayment and whether the prepayment is of LIBOR RATE LOANS, BASE RATE LOANS, or a combination thereof, and, if of a combination thereof, the amount allocable to each. Upon receipt of such notice, the ADMINISTRATIVE AGENT shall promptly notify each LENDER. If any such notice is given, the amount specified in such notice shall be due and payable on the date set forth in such notice. Partial prepayments of LIBOR RATE LOANS shall be in an aggregate amount of Two Million Five Hundred Thousand DOLLARS ($2,500,000.00) or a whole multiple of Five Hundred Thousand DOLLARS ($500,000.00) in excess thereof.

             (d) Limitation On Prepayment Of Libor Rate Loans. The BORROWER may not prepay any LIBOR RATE LOAN on any day other than on the last day of the INTEREST PERIOD applicable thereto unless such prepayment is accompanied by any amount required to be paid pursuant to Section 4.9 hereof.

             (e) Repayments From Cash Collateral Account. All amounts on deposit in or to the credit of the CASH COLLATERAL ACCOUNT shall be applied by the COLLATERAL AGENT on a daily basis to repay principal of the BASE RATE LOANS. Repayments of principal pursuant to this Subsection 2.4.(e) shall not constitute prepayments for the purposes of Subsection 2.4.(c). In the event the amount of any repayment required to be made under this Subsection 2.4.(e) shall exceed the aggregate principal amount of the outstanding BASE RATE LOANS (the amount of any such excess being called the "EXCESS AMOUNT"), the EXCESS AMOUNT shall be held by the COLLATERAL AGENT subject to this Subsection 2.4.(e) in the CASH COLLATERAL ACCOUNT. Any amounts so held shall be held by the COLLATERAL AGENT as collateral for the OBLIGATIONS and applied to the repayment of the LOANS in accordance with this Subsection 2.4.(e), subject to the BORROWER'S right of withdrawal in lieu of borrowing set forth in this Subsection 2.4.(e). On any day on which (i) amounts remain on deposit in or to the credit of the CASH COLLATERAL ACCOUNT after giving effect to the payments made on such day pursuant to this Subsection 2.4.(e), and (ii) the BORROWER shall have delivered to the COLLATERAL AGENT a written request or a telephonic request (which shall be promptly confirmed in writing) that such remaining amounts be invested in the CASH EQUIVALENTS specified in such request, the COLLATERAL AGENT shall invest such remaining amounts in such CASH EQUIVALENTS on an overnight basis; provided, however, that the COLLATERAL AGENT shall have continuous dominion and full control over any such investments (and over any interest that accrues thereon) to the same extent that it has dominion and control over the CASH COLLATERAL ACCOUNT. Any such amounts so invested (together with any interest thereon) shall be deposited in the CASH COLLATERAL ACCOUNT not later than 11:30 a.m. on the next succeeding BUSINESS DAY. The BORROWER shall have the right, in lieu of any borrowing which it would at the time be permitted to make under
Section 2.2 and Article V, to request the ADMINISTRATIVE AGENT to withdraw funds in an equal amount from the CASH COLLATERAL ACCOUNT and (1) deliver such funds to the BORROWER, or (2) deliver such funds to any creditor of a CREDIT PARTY. Each such request shall be deemed a representation and warranty by the BORROWER that the conditions precedent set forth in Section
5.3 have been satisfied.

       Section 2.5.           Permanent Reduction Of The Aggregate Commitment.

             (a) The BORROWER shall have the right at any time and from time to time, upon at least five (5) BUSINESS DAYS prior written notice to the ADMINISTRATIVE AGENT, to permanently reduce, in whole at any time or in part from time to time, without premium or penalty, the AGGREGATE COMMITMENT in an aggregate principal amount not less than Five Million DOLLARS ($5,000,000.00) or any whole multiple of One Million DOLLARS ($1,000,000.00) in excess thereof.

             (b) Each permanent reduction pursuant to this Section 2.5 shall be accompanied by a payment of principal sufficient to reduce the aggregate outstanding EXTENSIONS OF CREDIT of the LENDERS after such reduction to the AGGREGATE COMMITMENT as so reduced and by payment of accrued interest on the amount of such repaid principal. Any reduction of the AGGREGATE COMMITMENT to zero shall be accompanied by payment of all outstanding OBLIGATIONS (and furnishing of cash collateral satisfactory to the COLLATERAL AGENT for all L/C OBLIGATIONS) and, if such reduction is permanent, termination of the COMMITMENTS and CREDIT FACILITY. Such cash collateral shall be applied in accordance with Subsection 11.2.(b). If the reduction of the AGGREGATE COMMITMENT requires the repayment of any LIBOR RATE LOAN, such reduction may be made only on the last day of the then current INTEREST PERIOD applicable thereto unless such repayment is accompanied by any amount required to be paid pursuant to Section 4.9 hereof.

       Section 2.6. Termination Of Credit Facility. The CREDIT FACILITY shall terminate on the earliest of: (a) May 31, 2000; (b) the date of termination by the BORROWER pursuant to Subsection 2.5.(a); and (c) the date of termination by the ADMINISTRATIVE AGENT on behalf of the LENDERS pursuant to Subsection 11.2.(a).

       Section 2.7. Revolving Credit Notes. Each LENDER'S LOANS and the obligation of the BORROWER to repay such LOANS shall be evidenced by a NOTE executed by the BORROWER payable to the order of such LENDER representing the BORROWER'S obligation to pay such LENDER'S COMMITMENT or, if less, the aggregate unpaid principal amount of all LOANS made and to be made by such LENDER to the BORROWER hereunder, interest and all other fees, charges and other amounts due thereon. Each NOTE shall bear interest on the unpaid principal amount thereof at the applicable interest rate per annum specified in Section 4.1.

       Section 2.7. Use Of Proceeds. The BORROWER shall use the proceeds of the LOANS: (a) to finance the ACQUISITIONS; (a) to refinance the existing senior secured revolving credit facility of the BORROWER and UNC Airwork Corporation; (c) to make the GUARANTOR ADVANCES for the working capital and general corporate requirements of the GUARANTORS; and (d) for working capital and general corporate requirements of the BORROWER, including the payment of certain fees and expenses incurred in connection with the CREDIT FACILITY.


                                     ARTICLE III
                              LETTER OF CREDIT FACILITY

       Section 3.1. L/C Commitment. Subject to the terms and conditions hereof, the ISSUING BANK, in reliance on the agreements of the LENDERS set forth in Subsection 3.4.(a), agrees to issue LETTERS OF CREDIT for the account of the BORROWER or, in connection with STANDBY LETTERS OF CREDIT, such other CREDIT PARTY as is designated by the BORROWER for any particular STANDBY LETTER OF CREDIT ("L/C RESPONSIBLE CREDIT PARTY") on any BUSINESS DAY from the CLOSING DATE through but not including the TERMINATION DATE in such form as may be approved from time to time by the ISSUING BANK; provided, that the ISSUING BANK shall have no obligation to issue any LETTER OF CREDIT if, after giving effect to such issuance: (a) the L/C OBLIGATIONS would exceed the L/C COMMITMENT; (b) the AVAILABLE COMMITMENT of any LENDER would be less than zero; or (c) the sum of the L/C OBLIGATIONS plus the aggregate principal amount outstanding under the LOANS would exceed the lesser of the BORROWING BASE at the time in effect and the AGGREGATE COMMITMENT. Each STANDBY LETTER OF CREDIT shall (i) be denominated in DOLLARS, or to the extent the ISSUING BANK determines is reasonably possible, such foreign currency as may be requested by the BORROWER or the L/C

RESPONSIBLE CREDIT PARTY, (ii) be issued to support obligations of a CREDIT PARTY, contingent or otherwise, incurred in the ordinary course of business,
(iii) have an EXPIRATION DATE no more than three hundred sixty (360) days after the date of issuance and no later than the TERMINATION DATE, and (iv) be subject to the UNIFORM CUSTOMS and, to the extent not inconsistent therewith, the laws of the State of Maryland. Each TRADE LETTER OF CREDIT shall (i) be denominated in DOLLARS, or to the extent the ISSUING BANK determines is reasonably possible, such foreign currency as may be requested by the BORROWER, (ii) be issued for the account of the BORROWER in respect of the purchase of goods or services by the BORROWER in the ordinary course of business, (iii) have an EXPIRATION DATE no later than the earlier of the TERMINATION DATE and the date occurring ninety (90) days after issuance, and
(iv) be subject to the UNIFORM CUSTOMS and, to the extent not inconsistent therewith, the laws of the State of Maryland. The ISSUING BANK shall not at any time be obligated to issue any LETTER OF CREDIT hereunder if such issuance would conflict with, or cause the ISSUING BANK or any L/C PARTICIPANT to exceed any limits imposed by, any APPLICABLE LAW. References herein to "issue" and derivations thereof with respect to LETTERS OF CREDIT shall also include extensions or modifications of any existing LETTERS OF CREDIT, unless the context otherwise requires.

       Section 3.2. Procedure For Issuance Of Letters Of Credit. The BORROWER may from time to time request that the ISSUING BANK issue a LETTER
OF CREDIT by delivering to the ISSUING BANK at the address for notices to the ISSUING BANK specified herein: (a) in the event the LETTER OF CREDIT is to be issued for the account of the BORROWER, an APPLICATION therefor, completed to the satisfaction of the ISSUING BANK, and such other certificates, documents and other papers and information as the ISSUING BANK may request, and (b) in the event of a STANDBY LETTER OF CREDIT which is to be issued for the account of a CREDIT PARTY other than the BORROWER, a request from the BORROWER that such STANDBY LETTER OF CREDIT be issued for the account of such other CREDIT PARTY, an APPLICATION therefor, completed to the satisfaction of the ISSUING BANK, and such other certificates, documents and other papers and information as the ISSUING BANK may request. Upon receipt of any APPLICATION, the ISSUING BANK shall process such APPLICATION and the certificates, documents and other papers and information delivered to it in connection therewith in accordance with its customary procedures and shall, subject to Section 3.1 and Article V hereof, promptly issue the LETTER OF CREDIT requested thereby (but in no event shall the ISSUING BANK be required to issue any LETTER OF CREDIT earlier than three (3) BUSINESS DAYS after its receipt of the APPLICATION therefor and all such other certificates, documents and other papers and information relating thereto) by issuing the original of such LETTER OF CREDIT to the beneficiary thereof or as otherwise may be agreed by the ISSUING BANK and the BORROWER or the L/C RESPONSIBLE CREDIT PARTY. The ISSUING BANK shall furnish to the BORROWER a copy of such LETTER OF CREDIT and furnish to each LENDER a copy of such LETTER OF CREDIT and notice of the amount of each LENDER'S L/C PARTICIPATION therein, all promptly following the issuance of such LETTER OF CREDIT.

       Section 3.3.           Commissions And Other Charges.

             (a) The BORROWER shall pay to the ADMINISTRATIVE AGENT, for the account of the L/C PARTICIPANTS, a commission with respect to each STANDBY LETTER OF CREDIT, in an amount equal to the sum of (1) the APPLICABLE MARGIN per annum, as of the date of issuance, for LIBOR RATE LOANS from the date of issuance to the EXPIRATION DATE, multiplied by (2) the face amount of such STANDBY LETTER OF CREDIT (collectively, the "STANDBY L/C COMMISSION"). Such STANDBY L/C COMMISSION shall be payable on the date of the issuance of each STANDBY LETTER OF CREDIT.

             (b) The BORROWER shall pay to the ADMINISTRATIVE AGENT, for the account of the L/C PARTICIPANTS, a fee with respect to each TRADE LETTER OF CREDIT (collectively, the "TRADE L/C FEES") in an amount equal to three-eighths percent (3/8%) of the face amount of each TRADE LETTER OF CREDIT, payable on the date of issuance of each TRADE LETTER OF CREDIT.

             (c) The ADMINISTRATIVE AGENT shall, promptly following its receipt thereof, distribute to the L/C PARTICIPANTS all STANDBY L/C COMMISSIONS and TRADE L/C FEES received by the ADMINISTRATIVE AGENT in accordance with their respective COMMITMENT PERCENTAGES.

             (d) In the event that, prior to the EXPIRATION DATE of a STANDBY LETTER OF CREDIT, a STANDBY LETTER OF CREDIT is either: (i) returned to, and canceled by, the ISSUING BANK; or (ii) fully drawn upon by the beneficiary thereof (the date of either event shall be referred to as an "L/C CONVERSION DATE"), the L/C PARTICIPANTS shall return to the ADMINISTRATIVE AGENT a percentage of the STANDBY L/C COMMISSION received by the L/C PARTICIPANT equal to the sum of: (1) the STANDBY L/C COMMISSION received by such L/C PARTICIPANT, multiplied by (2) the number of calendar days from the date of issuance of the STANDBY LETTER OF CREDIT to the L/C CONVERSION DATE, divided by (3) the number of calendar days from the date of issuance of the STANDBY LETTER OF CREDIT to the EXPIRATION DATE of such STANDBY LETTER OF CREDIT ("L/C REBATE SUM"). The ADMINISTRATIVE AGENT shall pay to the BORROWER the L/C REBATE SUMS actually received by the ADMINISTRATIVE AGENT from the L/C PARTICIPANTS.

             (e) In addition to the foregoing STANDBY L/C COMMISSIONS and TRADE L/C FEES, the BORROWER shall pay the ISSUING BANK (i) an issuance fee for each STANDBY LETTER OF CREDIT equal to the greater of Three Hundred DOLLARS ($300.00) or one-eighth percent (1/8%) per annum from the date of issuance to the date of expiration on the face amount of each STANDBY LETTER OF CREDIT payable on the date of issuance of each LETTER OF CREDIT, and (ii) a fee for each TRADE LETTER OF CREDIT, payable upon each draw under a TRADE LETTER OF CREDIT, in an amount equal to the greater of Sixty DOLLARS ($60.00) or three-eighths percent (3/8%) of the amount of such draw under a TRADE LETTER OF CREDIT.

       Section 3.4.           L/C Participations.

             (a) The ISSUING BANK irrevocably agrees to grant and hereby grants to each L/C PARTICIPANT (excluding the ISSUING BANK if the ISSUING BANK becomes a LENDER), and, to induce the ISSUING BANK to issue LETTERS OF CREDIT hereunder, each L/C PARTICIPANT irrevocably agrees to accept and purchase and hereby accepts and purchases from the ISSUING BANK, on the terms and conditions hereinafter stated, for such L/C PARTICIPANT'S own account and risk an undivided interest equal to such L/C PARTICIPANT'S COMMITMENT PERCENTAGE in the ISSUING BANK'S obligations and rights under each LETTER OF CREDIT issued hereunder and the amount of each draft paid by the ISSUING BANK thereunder. Each L/C PARTICIPANT unconditionally and irrevocably agrees with the ISSUING BANK that, if a draft is paid under any LETTER OF CREDIT for which the ISSUING BANK is not reimbursed in full by the BORROWER or the L/C RESPONSIBLE CREDIT PARTY in accordance with the terms of this AGREEMENT, such L/C PARTICIPANT shall pay to the ISSUING BANK upon demand at the ISSUING BANK'S address for notices specified herein an amount equal to such L/C PARTICIPANT'S COMMITMENT PERCENTAGE of the amount of such draft, or any part thereof, which is not so reimbursed.

             (b) Upon becoming aware of any amount required to be paid by any L/C PARTICIPANT to the ISSUING BANK pursuant to Subsection 3.4.(a) in respect of any unreimbursed portion of any payment made by the ISSUING BANK under any LETTER OF CREDIT, the ISSUING BANK shall notify each L/C PARTICIPANT of the amount and due date of such required payment and such L/C PARTICIPANT shall pay to the ISSUING BANK the amount specified on the applicable due date. If any such amount is paid to the ISSUING BANK after the date such payment is due, such L/C PARTICIPANT shall pay to the ISSUING BANK on demand, in addition to such amount, the product of (i) such amount, multiplied by (ii) the daily average FEDERAL FUNDS RATE as determined by the ADMINISTRATIVE AGENT during the period from and including the date such payment is due to the date on which such payment is immediately available to the ISSUING BANK, multiplied by (iii) a fraction the numerator of which is the number of days that elapse during such period and the denominator of which is three hundred sixty (360). A certificate of the ISSUING BANK with respect to any amounts owing under this Section shall be conclusive in the absence of manifest error. With respect to payment to the ISSUING BANK of the unreimbursed amounts described in this Subsection 3.4.(b), if the L/C PARTICIPANTS receive notice that any such payment is due (1) prior to 1:00 p.m. (Charlotte time) on any BUSINESS DAY, such payment shall be due that BUSINESS DAY, and (2) after 1:00 p.m. (Charlotte time) on any BUSINESS DAY, such payment shall be due on the following BUSINESS DAY.

             (c) Whenever, at any time after the ISSUING BANK has made payment under any LETTER OF CREDIT and has received from any L/C PARTICIPANT its COMMITMENT PERCENTAGE of such payment in accordance with this Section 3.4, the ISSUING BANK receives any payment related to such LETTER OF CREDIT (whether directly from the BORROWER or otherwise, or any payment of interest on account thereof, the ISSUING BANK will distribute to such L/C PARTICIPANT its pro rata share thereof; provided, that in the event that any such payment received by the ISSUING BANK shall be required to be returned by the ISSUING BANK, such L/C PARTICIPANT shall return to the ISSUING BANK the portion thereof previously distributed by the ISSUING BANK to it, together with such L/C PARTICIPANT'S proportionate share of any interest required to be paid by the ISSUING BANK on such returned payment.

       Section 3.5. Reimbursement Obligation Of The Borrower. The BORROWER agrees to reimburse the ISSUING BANK on each date on which the ISSUING BANK notifies the BORROWER of the date and amount of a draft paid under any LETTER OF CREDIT for the amount of (a) such draft so paid and (b) any taxes, charges or other costs or expenses incurred by the ISSUING BANK in connection with such payment (excluding fees such as issuance fees, amendment fees and negotiation fees). Each such payment shall be made to the ISSUING BANK at its address for notices specified herein in lawful money of the UNITED STATES and in immediately available funds. If any draft under a LETTER OF CREDIT is payable in a currency other than DOLLARS, the BORROWER shall reimburse the ISSUING BANK for such draft by paying to the ISSUING BANK the equivalent in DOLLARS of the amount required to purchase the currency from the ISSUING BANK at the ISSUING BANK'S current selling rate of exchange in Charlotte, North Carolina for cable transfers to the place of payment in the currency and amount in which such draft was drawn (or if there is no current selling rate of exchange generally offered by the ISSUING BANK for effecting such cable transfers, the amount of DOLLARS required to be paid shall be based on such rate as the ISSUING BANK shall determine in good faith for such purpose). Interest shall be payable on any and all amounts remaining unpaid by the BORROWER under this Article III from the date such amounts become payable (whether at stated maturity, by acceleration or otherwise) until payment in full at the rate which would be payable on any outstanding BASE RATE LOANS which were then overdue. If the BORROWER fails to timely reimburse the ISSUING BANK on the date the BORROWER receives the notice referred to in this Section 3.5, the BORROWER shall be deemed to have timely given a NOTICE OF BORROWING hereunder to the ADMINISTRATIVE AGENT requesting the LENDERS to make a BASE RATE LOAN on such date in an amount equal to the amount of such drawing and, subject to the satisfaction or waiver of the conditions precedent specified in Article V, the LENDERS shall make BASE RATE LOANS in such amount, the proceeds of which shall be applied to reimburse the ISSUING BANK for the amount of the related drawing and costs and expenses.

       Section 3.6. Obligations Absolute. The BORROWER'S OBLIGATIONS under this Article III (including without limitation the REIMBURSEMENT OBLIGATION) shall be absolute and unconditional under any and all circumstances and irrespective of (a) any set-off, counterclaim or defense to payment which the BORROWER or the L/C RESPONSIBLE CREDIT PARTY may have or have had against the ISSUING BANK or any beneficiary of a LETTER OF
CREDIT, and (b) whether a LETTER OF CREDIT is issued for the account of the BORROWER or another CREDIT PARTY. The BORROWER also agrees with the ISSUING BANK that the ISSUING BANK shall not be responsible for, and the BORROWER'S
REIMBURSEMENT OBLIGATION under Section 3.5 shall not be affected by, among other things, the validity or genuineness of documents or of any endorsements thereon, even though such documents shall in fact prove to be invalid, fraudulent or forged, or any dispute between or among the BORROWER or the L/C RESPONSIBLE CREDIT PARTY and any beneficiary of any LETTER OF CREDIT or any other party to which such LETTER OF CREDIT may be transferred or any claims whatsoever of the BORROWER or the L/C RESPONSIBLE CREDIT PARTY against any beneficiary of such LETTER OF CREDIT or any such transferee. The ISSUING
BANK shall not be liable for any error, omission, interruption or delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any LETTER OF CREDIT, except for errors or omissions caused by the ISSUING BANK'S gross negligence or willful misconduct. The BORROWER agrees that any action taken or omitted by the ISSUING BANK under or in connection with any LETTER OF CREDIT or the related drafts or documents, if done in the absence of gross negligence or willful misconduct and in accordance with the standards of care specified in the UNIFORM CUSTOMS and, to the extent not inconsistent therewith, the UCC, shall be binding on the BORROWER and shall not result in any liability of the ISSUING BANK to the BORROWER. The responsibility of the ISSUING BANK to the BORROWER in connection with any draft presented for payment under any LETTER
OF CREDIT shall, in addition to any payment obligation expressly provided for in such LETTER OF CREDIT, be limited to determining that the documents (including each draft) delivered under such LETTER OF CREDIT in connection with such presentment are in conformity with such LETTER OF CREDIT.

       Section 3.7.           Provisions Relating To Trade Letters Of Credit.
In connection with each TRADE LETTER OF CREDIT, neither the ISSUING BANK nor any of its correspondents shall be responsible for: (a) the existence, character, quality, quantity, condition, packing, value or delivery of the property purporting to be represented by documents; (b) any difference in character, quality, quantity, condition or value of the property from that expressed in documents; (c) the time, place, manner or order in which shipment of the property is made; (d) partial or incomplete shipment referred to in such credit; (e) the character, adequacy or responsibility of any insurer, or any other risk connected with insurance; (f) any deviation from instructions, delay, default or fraud by the beneficiary or any one else in connection with the property or the shipping thereof; (g) the solvency, responsibility or relationship to the property of any party issuing any documents in connection with the property; (h) delay in arrival or failure to arrive of either the property or any of the documents relating thereto;
(i) delay in giving or failure to give notice of arrival or any other notice;
(j) any breach of contract between the shippers or vendors and the BORROWER;
(k) any laws, customs, and regulations which may be effective in any jurisdiction where any negotiation and/or payment of such TRADE LETTER OF CREDIT occurs; (l) failure of documents (other than documents required by the terms of the TRADE LETTER OF CREDIT) to accompany any draft at negotiation; or (m) failure of any PERSON to note the amount of any document or drafts on the reverse of such TRADE LETTER OF CREDIT or to surrender or to take up such TRADE LETTER OF CREDIT or to forward documents other than documents required by the terms of the TRADE LETTER OF CREDIT. In connection with each TRADE LETTER OF CREDIT, the ISSUING BANK shall not be responsible for any error, neglect or default of any of its correspondents. None of the above shall affect, impair or prevent the vesting of any of the ISSUING BANK'S rights or powers hereunder. If a TRADE LETTER OF CREDIT provides that payment is to be made by the ISSUING BANK'S correspondent, neither the ISSUING BANK nor such correspondent shall be responsible for the failure of any of the documents specified in such TRADE LETTER OF CREDIT to come into the ISSUING BANK'S hands, or for any delay in connection therewith, and the BORROWER'S obligations to make reimbursements shall not be affected by such failure or delay in the receipt of any such documents.

       Section 3.8. Effect Of Application. To the extent that any provision of any APPLICATION executed by the BORROWER related to any LETTER OF CREDIT is inconsistent with the provisions of this Article III, the provisions of this Article III shall apply.

       Section 3.9. Exchange Rate Affect On L/C Commitment. On the first BUSINESS DAY of each month the ADMINISTRATIVE AGENT shall determine the amount of L/C OBLIGATIONS in DOLLARS and DOLLAR EQUIVALENTS then outstanding and if such aggregate amount exceeds the L/C COMMITMENT (as a result of a decrease in the value of DOLLARS as measured against the value of other currencies in which LETTERS OF CREDIT are denominated), the ADMINISTRATIVE AGENT shall promptly notify the BORROWER and the BORROWER shall immediately deposit in an account maintained by the COLLATERAL AGENT, as security for the OBLIGATIONS, an amount equal to the amount by which the aggregate amount of L/C OBLIGATIONS exceeds the L/C COMMITMENT. Amounts held in the account shall be applied by the COLLATERAL AGENT to the payment of drafts drawn under LETTERS OF CREDIT. The COLLATERAL AGENT shall maintain sole control over the amounts deposited by the BORROWER pursuant to this Section until such time as the amount of the L/C OBLIGATIONS no longer exceed the L/C COMMITMENT.


                                     ARTICLE IV
                               GENERAL LOAN PROVISIONS

       Section 4.1.           Interest.

             (a)    Interest Rate Options.  Subject to the provisions of this
Section 4.1, at the election of the BORROWER, the aggregate principal balance of the NOTES or any portion thereof shall bear interest at the BASE RATE or the LIBOR RATE, plus, in each case, the APPLICABLE MARGIN as set forth below. Notwithstanding anything contained herein to the contrary, until the SYNDICATION COMPLETION DATE, the aggregate principal balance of the NOTES shall bear interest at the BASE RATE plus one and one-half percent (1 1/2%) per annum. Following the SYNDICATION COMPLETION DATE, the BORROWER shall select the rate of interest and INTEREST PERIOD, if any, applicable to any LOAN at the time a NOTICE OF BORROWING is given pursuant to Section 2.2 or at the time a NOTICE OF CONVERSION/CONTINUATION is given pursuant to Section
4.2. Each LOAN or portion thereof bearing interest based on the BASE RATE shall be a "BASE RATE LOAN", and each LOAN or portion thereof bearing interest based on the LIBOR RATE shall be a "LIBOR RATE LOAN." Any LOAN or any portion thereof as to which the BORROWER has not duly specified an interest rate as provided herein shall be deemed a BASE RATE LOAN.

             (b) Interest Periods. In connection with each LIBOR RATE LOAN, the BORROWER, by giving notice to the ADMINISTRATIVE AGENT at the times described in Subsection 4.1.(a), shall elect an interest period (each, an "INTEREST PERIOD") to be applicable to such LOAN, which INTEREST PERIOD shall be a period of one (1), two (2), three (3), or six (6) months with respect to each LIBOR RATE LOAN;

                    (i) the INTEREST PERIOD shall commence on the date of advance of or conversion to any LIBOR RATE LOAN and, in the case of immediately successive INTEREST PERIODS, each successive INTEREST
       PERIOD shall commence on the date on which the next preceding INTEREST PERIOD expires;

                    (ii) if any INTEREST PERIOD would otherwise expire on a day that is not a BUSINESS DAY, such INTEREST PERIOD shall expire on the next succeeding BUSINESS DAY; provided, that if any INTEREST PERIOD with respect to a LIBOR RATE LOAN would otherwise expire on a day that is not a BUSINESS DAY but is a day of the month after which no further BUSINESS DAY occurs in such month, such INTEREST PERIOD shall expire on the next preceding BUSINESS DAY;

                    (iii) any INTEREST PERIOD with respect to a LIBOR RATE LOAN that begins on the last BUSINESS DAY of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such INTEREST PERIOD) shall end on the last BUSINESS DAY of the relevant calendar month at the end of such INTEREST PERIOD;

                    (iv) no INTEREST PERIOD shall extend beyond the TERMINATION DATE; and

                    (v) there shall be no more than five (5) INTEREST PERIODS outstanding at any time.

             (c) Applicable Margin. The APPLICABLE MARGIN provided for in Subsection 4.1.(a) with respect to the LOANS shall, for each fiscal quarter, be determined by reference to the ratio of CONSOLIDATED TOTAL FUNDED INDEBTEDNESS to EBITDA as set forth below, which ratio shall be calculated as of the end of each fiscal quarter commencing with the fiscal quarter ending June 30, 1995 (EBITDA shall be calculated during FISCAL YEAR 1995 on an annualized FISCAL YEAR-to-date basis, and thereafter on a cumulative basis for the four (4) most recent fiscal quarters):

                                   APPLICABLE MARGIN PER ANNUM

                                                        BASE            LIBOR
RATIO OF CONSOLIDATED TOTAL                             RATE            RATE
FUNDED INDEBTEDNESS TO EBITDA                           LOANS           LOANS

Until the first calculation of ratio                     1.50%          2.75%

Greater than or equal to 5.00:1                          1.50%          2.75%

Greater than or equal to 4.00:1
but less than 5.00:1                                     1.0%           2.25%

Greater than or equal to 3.00:1
but less than 4.00:1                                     0.50%          1.75%

Less than 3.00:1                                         0%             1.25%

Adjustments, if any, in the APPLICABLE MARGIN shall be made by the ADMINISTRATIVE AGENT on the fifth BUSINESS DAY after receipt by the ADMINISTRATIVE AGENT of quarterly financial statements for the BORROWER and its SUBSIDIARIES and the accompanying OFFICER'S COMPLIANCE CERTIFICATE setting forth the ratio of CONSOLIDATED TOTAL FUNDED INDEBTEDNESS to EBITDA of the CREDIT PARTIES as of the most recent fiscal quarter end. Subject to the immediately succeeding sentence, in the event the ADMINISTRATIVE AGENT makes an adjustment of the APPLICABLE MARGIN pursuant to the terms of this Subsection 4.1.(c), the new APPLICABLE MARGIN shall: (i) retroactively apply and be effective, as to BASE RATE LOANS, commencing with the first calendar day of the month in which the ADMINISTRATIVE AGENT receives the quarterly financial statements of the BORROWER and its SUBSIDIARIES and the accompanying OFFICER'S COMPLIANCE CERTIFICATE evidencing the ratio of CONSOLIDATED TOTAL FUNDED INDEBTEDNESS to EBITDA which is the basis for such adjustment; and (ii) as to LIBOR RATE LOANS, be effective for LIBOR RATE LOANS with INTEREST PERIODS commencing on or after the date, as set forth in the immediately preceding sentence, the ADMINISTRATIVE AGENT makes the adjustment to the APPLICABLE MARGIN. In the event the BORROWER fails to deliver such financial statements and certificate within the time required by Subsections 7.1.(b) and Section 7.2 hereof, the APPLICABLE MARGIN shall be the highest APPLICABLE MARGIN set forth above until the delivery of such financial statements and certificate.

             (d) Default Rate. Upon the occurrence and during the continuance of an EVENT OF DEFAULT, the BORROWER shall no longer have the option to request LIBOR RATE LOANS. Upon the occurrence and during the continuance of an EVENT OF DEFAULT under Subsection 11.1.(a) or 11.1.(b), all amounts owed under the CREDIT FACILITY which are past due shall bear interest at a rate per annum two percent (2%) in excess of the rate that would otherwise then be applicable. Interest shall continue to accrue on the NOTES after the filing by or against the BORROWER of any petition seeking any relief in bankruptcy or under any act or law pertaining to insolvency or debtor relief, whether state, federal or foreign.

             (e) Interest Payment And Computation. Interest on each BASE RATE LOAN shall be payable in arrears on the last BUSINESS DAY of each fiscal quarter commencing June 30, 1995; and interest on each LIBOR RATE LOAN shall be payable on the last day of each INTEREST PERIOD applicable thereto, and if such INTEREST PERIOD extends over three (3) months, at the end of each three (3) month interval during such INTEREST PERIOD. All interest rates, fees and commissions provided hereunder shall be computed on the basis of a 360-day year and assessed for the actual number of days elapsed, except that interest with respect to each BASE RATE LOAN and the commitment fee referenced in Subsection 4.3.(a) shall be computed on the basis of a 365/366-day year.

             (f) Maximum Rate. In no contingency or event whatsoever shall the aggregate of all amounts deemed interest hereunder or under any of the NOTES charged or collected pursuant to the terms of this AGREEMENT or pursuant to any of the NOTES exceed the highest rate permissible under any APPLICABLE LAW which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event that such a court determines that the LENDERS have charged or received interest hereunder in excess of the highest applicable rate, the rate in effect hereunder shall automatically be reduced to the maximum rate permitted by APPLICABLE LAW and the LENDERS shall at the ADMINISTRATIVE AGENT'S option promptly refund to the BORROWER any interest received by LENDERS in excess of the maximum lawful rate or shall apply such excess to the principal balance of the OBLIGATIONS. It is the intent hereof that the BORROWER not pay or contract to pay, and that neither the ADMINISTRATIVE AGENT nor any LENDER receive or contract to receive, directly or indirectly in any manner whatsoever, interest in excess of that which may be paid by the BORROWER under APPLICABLE LAW.

       Section 4.2. Notice And Manner Of Conversion Or Continuation Of Loans. Provided that no EVENT OF DEFAULT has occurred and is then continuing, the BORROWER, following the SYNDICATION COMPLETION DATE, shall have the option to (a) convert at any time all or any portion of its outstanding BASE RATE LOANS in a principal amount equal to Two Million Five Hundred Thousand DOLLARS ($2,500,000.00) or any whole multiple of Five
Hundred Thousand DOLLARS ($500,000.00) in excess thereof into one or more
LIBOR RATE LOANS, (b) upon the expiration of any INTEREST PERIOD, (i) convert all or any part of its outstanding LIBOR RATE LOANS in a principal amount equal to One Million DOLLARS ($1,000,000.00) or a whole multiple of Two
Hundred Fifty Thousand DOLLARS ($250,000.00) in excess thereof into BASE RATE LOANS, or (ii) continue such LIBOR RATE LOANS as LIBOR RATE LOANS. Whenever the BORROWER desires to convert or continue LOANS as provided above, the BORROWER shall give the ADMINISTRATIVE AGENT irrevocable prior written notice in the form attached as Exhibit G (a "NOTICE OF CONVERSION/CONTINUATION") not later than 11:00 a.m. (Charlotte time) three (3) BUSINESS DAYS before the day on which a proposed conversion or continuation of such LOAN is to be effective specifying the LOANS to be converted or continued, and, in the case of any LIBOR RATE LOAN to be converted or continued, the last day of the INTEREST PERIOD therefor, the effective date of such conversion or continuation (which shall be a BUSINESS DAY), the principal amount of such LOANS to be converted or continued, and the INTEREST PERIOD to be applicable to such converted or continued LIBOR RATE LOAN. The ADMINISTRATIVE AGENT shall promptly notify the LENDERS of such NOTICE OF CONVERSION/CONTINUATION.

       Section 4.3.           Fees.

             (a) Commitment Fee. On a quarterly basis as set forth below, the BORROWER shall pay to the ADMINISTRATIVE AGENT, for the account of the LENDERS, a non-refundable commitment fee equal to the applicable per annum percentage set forth on the following matrix (with the ratio of CONSOLIDATED TOTAL FUNDED INDEBTEDNESS to EBITDA calculated, as of the end of each fiscal quarter commencing with the fiscal quarter ending June 30, 1995 and EBITDA calculated during FISCAL YEAR 1995 on an annualized FISCAL YEAR-to-date basis and thereafter on a cumulative basis for the four (4) most recent fiscal quarters) of the average daily unused portion of the AGGREGATE COMMITMENT:

Ratio Of CONSOLIDATED TOTAL
FUNDED INDEBTEDNESS To EBITDA                            Commitment Fee
-----------------------------                             ------------
Until the date of the first
calculation of the ratio                                       0.50%

Greater than or equal to 5.00:1                                0.50%

Greater than or equal to 4.00:1
but less than 5.00:1                                                  0.50%

Greater than or equal to 3.00:1
but less than 4.00:1                                                  0.375%

Less than 3.00:1                                               0.25%

The commitment fee shall be payable in arrears on the last BUSINESS DAY of each fiscal quarter during the term of this AGREEMENT commencing June 30, 1995 and ending on the TERMINATION DATE. Such commitment fee shall be distributed by the ADMINISTRATIVE AGENT to the LENDERS pro rata in accordance with the LENDERS' respective COMMITMENT PERCENTAGES.

             (b) Underwriting Fees. The BORROWER shall pay to the ADMINISTRATIVE AGENT, for the account of the LENDERS, a non-refundable underwriting fee as set forth in the separate fee letter agreement executed by the BORROWER and the ADMINISTRATIVE AGENT dated May 2, 1995.

             (c) Administrative Agent's And Other Fees. In order to compensate the ADMINISTRATIVE AGENT for structuring and syndicating the LOANS and for its obligations hereunder, the BORROWER agrees to pay to the ADMINISTRATIVE AGENT, for its account, the fees set forth in the separate fee letter agreement executed by the BORROWER and the ADMINISTRATIVE AGENT dated May 2, 1995.

       Section 4.4. Manner Of Payment. Each payment (including prepayments described in Article II) by the BORROWER on account of the principal of or interest on the LOANS or of any fee, commission or other amounts (including the REIMBURSEMENT OBLIGATION) payable to the LENDERS under this AGREEMENT or any NOTE shall be made not later than 2:00 p.m. (Charlotte time) on the date specified for payment under this AGREEMENT to the ADMINISTRATIVE AGENT for the account of the LENDERS pro rata in accordance with their respective COMMITMENT PERCENTAGES at the ADMINISTRATIVE AGENT'S OFFICE, in DOLLARS, in immediately available funds and shall be made without any set-off, counterclaim or deduction whatsoever. Any payment received after 2:00 p.m. (Charlotte time) shall be deemed to have been made on the next succeeding BUSINESS DAY for all purposes. Subject to the terms of
Section 2.3, upon receipt by the ADMINISTRATIVE AGENT of each such payment, the ADMINISTRATIVE AGENT shall credit each LENDER'S account with its pro rata share of such payment in accordance with such LENDER'S COMMITMENT PERCENTAGE and shall wire advice of the amount of such credit to each LENDER. Each payment to the ADMINISTRATIVE AGENT of the ISSUING BANK'S fees or L/C PARTICIPANTS' commissions shall be made in like manner, but for the account of the ISSUING BANK or the L/C PARTICIPANTS, as the case may be. Subject to Subsection 4.1.(b)(ii), if any payment under this AGREEMENT or any NOTE shall be specified to be made upon a day which is not a BUSINESS DAY, it shall be made on the next succeeding day which is a BUSINESS DAY and such extension of time shall in such case be included in computing any interest if payable along with such payment.

       Section 4.5. Crediting Of Payments And Proceeds. In the event that the BORROWER shall fail to pay any of the OBLIGATIONS when due and the OBLIGATIONS have been accelerated pursuant to Section 11.2, all payments received by the LENDERS upon the NOTES and the other OBLIGATIONS and all net proceeds from the enforcement of the OBLIGATIONS shall be applied first to all expenses then due and payable by the BORROWER hereunder, then to all indemnity OBLIGATIONS then due and payable by the BORROWER hereunder, then to all ADMINISTRATIVE AGENT'S and ISSUING BANK'S fees then due and payable, then to all commitment and other fees and commissions then due and payable, then to accrued and unpaid interest on the NOTES, the REIMBURSEMENT OBLIGATION and any termination payments due in respect of a HEDGING AGREEMENT with any LENDER (pro rata in accordance with all such amounts due), then to the principal amount of the NOTES and REIMBURSEMENT OBLIGATION and then to the cash collateral account described in Subsection 11.2.(b) hereof to the extent of any L/C OBLIGATIONS then outstanding, in that order.

       Section 4.6. Adjustments. If any LENDER (a "BENEFITTED LENDER") shall at any time receive any payment of all or part of its EXTENSIONS OF CREDIT, or interest thereon, or if any LENDER shall at any time receive any collateral in respect to its EXTENSIONS OF CREDIT (whether voluntarily or involuntarily, by set-off or otherwise) in a greater proportion than any such payment to and collateral received by any other LENDER, if any, in respect of such other LENDER'S EXTENSIONS OF CREDIT, or interest thereon, such BENEFITTED LENDER shall purchase for cash from the other LENDERS such portion of each such other LENDER'S EXTENSIONS OF CREDIT, or shall provide such other LENDERS with the benefits of any such collateral, or the proceeds thereof, as shall be necessary to cause such BENEFITTED LENDER to share the excess payment or benefits of such collateral or proceeds ratably with each of the LENDERS; provided, that if all or any portion of such excess payment or benefits is thereafter recovered from such BENEFITTED LENDER, such purchase shall be rescinded, and the purchase price and benefits returned to the extent of such recovery, but without interest. The BORROWER agrees that each LENDER so purchasing a portion of another LENDERS' EXTENSIONS OF CREDIT may exercise all rights of payment including, without limitation, rights of set-off) with respect to such portion as fully as if such LENDER were the direct holder of such portion.

       Section 4.7. Nature Of Obligations Of Lenders Regarding Extensions Of Credit. The obligations of the ISSUING BANK and the LENDERS under this AGREEMENT to make the LOANS and issue or participate in LETTERS OF CREDIT are several and are not joint or joint and several.

       Section 4.8.           Changed Circumstances.

             (a) Circumstances Affecting LIBOR Rate Availability. If with respect to any INTEREST PERIOD the ADMINISTRATIVE AGENT or any LENDER (after consultation with the ADMINISTRATIVE AGENT) shall determine that, by reason of circumstances affecting the foreign exchange and interbank markets generally, deposits in eurodollars, in the applicable amounts are either:
(i) not being offered to such LENDER for such INTEREST PERIOD; or (ii) not being quoted via Telerate Page 3750 or offered in the amount of Five Million DOLLARS ($5,000,000.00) to lending banks in the London interbank market for such INTEREST PERIOD, then the ADMINISTRATIVE AGENT shall forthwith give notice thereof to the BORROWER. Thereafter, until the ADMINISTRATIVE AGENT notifies the BORROWER that such circumstances no longer exist, the obligation of the LENDERS to make LIBOR RATE LOANS and the right of the BORROWER to convert any LOAN to or continue any LOAN as a LIBOR RATE LOAN shall be suspended, and the BORROWER shall repay in full (or cause to be repaid in full) the then outstanding principal amount of each such LIBOR RATE LOANS together with accrued interest thereon, on the last day of the then current INTEREST PERIOD applicable to such LIBOR RATE LOAN or convert the then outstanding principal amount of each such LIBOR RATE LOAN to a BASE RATE LOAN as of the last day of such INTEREST PERIOD.

             (b) Laws Affecting LIBOR Rate Availability. If, after the date hereof, the introduction of, or any change in, any APPLICABLE LAW or any change in the interpretation or administration thereof by any GOVERNMENTAL AUTHORITY, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any LENDER (or any of their respective LENDING OFFICES) with any request or directive (whether or not having the force of law) of any such GOVERNMENTAL AUTHORITY, central bank or comparable agency, shall make it unlawful or impossible for any of the LENDERS (or any of their respective LENDING OFFICES) to honor its obligations hereunder to make or maintain any LIBOR RATE LOAN, such LENDER shall promptly give notice thereof to the ADMINISTRATIVE AGENT and the ADMINISTRATIVE AGENT shall promptly give notice to the BORROWER and the other LENDERS.
Thereafter, until the ADMINISTRATIVE AGENT notifies the BORROWER that such circumstances no longer exist, (i) the obligations of the LENDERS to make
LIBOR RATE LOANS and the right of the BORROWER to convert any LOAN or continue any LOAN as a LIBOR RATE LOAN shall be suspended and thereafter the BORROWER may select only BASE RATE LOANS hereunder, and (ii) if any of the LENDERS may not lawfully continue to maintain a LIBOR RATE LOAN to the end of the then current INTEREST PERIOD applicable thereto as a LIBOR RATE LOAN, the applicable LIBOR RATE LOAN shall immediately be converted to a BASE RATE LOAN for the remainder of such INTEREST PERIOD.

             (c) Increased Costs. If, after the date hereof, the introduction of, or any change in, any APPLICABLE LAW, or in the interpretation or administration thereof by any GOVERNMENTAL AUTHORITY, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any of the LENDERS (or any of their respective LENDING OFFICES) with any request or directive (whether or not having the force of law) of such GOVERNMENTAL AUTHORITY, central bank or comparable agency:

                    (i) shall subject any of the LENDERS (or any of their respective LENDING OFFICES) to any tax, duty or other charge with respect to any NOTE, LETTER OF CREDIT or APPLICATION or shall change the basis of taxation of payments to any of the LENDERS (or any of their respective LENDING OFFICES) of the principal of or interest on any NOTE, LETTER OF CREDIT or APPLICATION or any other amounts due under this AGREEMENT in respect thereof (except for changes in the rate of tax on the overall net income of any of the LENDERS or any of their respective LENDING OFFICES imposed by the jurisdiction in which such LENDER is organized or is or should be qualified to do business or such LENDING OFFICE is located); or

                    (ii) shall impose, modify or deem applicable any reserve (including, without limitation, any imposed by the Board of Governors of the Federal Reserve System), special deposit, insurance or capital or similar requirement against assets of, deposits with or for the account of, or credit extended by any of the LENDERS (or any of their respective LENDING OFFICES) or shall impose on any of the LENDERS (or any of their respective LENDING OFFICES) or the foreign exchange and interbank markets any other condition affecting any NOTE;

and the result of any of the foregoing is to increase the costs to any of the LENDERS of maintaining any LIBOR RATE LOAN or issuing or participating in LETTERS OF CREDIT or to reduce the yield or amount of any sum received or receivable by any of the LENDERS under this AGREEMENT or under the NOTES in respect of a LIBOR RATE LOAN or LETTER OF CREDIT or APPLICATION, then such LENDER shall promptly notify the ADMINISTRATIVE AGENT, and the ADMINISTRATIVE AGENT shall promptly notify the BORROWER of such fact and demand compensation therefor from the BORROWER and, within fifteen (15) days after such notice by the ADMINISTRATIVE AGENT, the BORROWER shall pay to such LENDER such additional amount or amounts as will compensate such LENDER or LENDERS for such increased cost or reduction. The ADMINISTRATIVE AGENT will promptly notify the BORROWER of any event of which it has knowledge which will entitle such LENDER to compensation pursuant to this Subsection 4.8.(c); provided, that the ADMINISTRATIVE AGENT shall incur no liability whatsoever to the LENDERS or the BORROWER in the event it fails to do so. The amount of such compensation shall be determined, in the applicable LENDER'S reasonable discretion, based upon the assumption that such LENDER funded its COMMITMENT PERCENTAGE of the LIBOR RATE LOANS in the London interbank market, and using any reasonable attribution or averaging methods which such LENDER deems appropriate and practical. A certificate of such LENDER setting forth in reasonable detail the basis for determining such amount or amounts necessary to compensate such LENDER shall be forwarded to the BORROWER through the ADMINISTRATIVE AGENT and shall be conclusively presumed to be correct save for manifest error. A LENDER will not be entitled to compensation under this Subsection 4.8.(c) with respect to any increased cost or reduction if the LENDER fails to give the notification to the BORROWER required hereby within ninety (90) days after such LENDER obtains actual knowledge of the event giving rise to any such increased cost or reduction.

       Section 4.9. Indemnity. The BORROWER hereby indemnifies each of the LENDERS against any loss or expense which may arise or be attributable to each LENDER'S obtaining, liquidating or employing deposits or other funds acquired to effect, fund or maintain any LOAN (a) as a consequence of any failure by the BORROWER to make any payment when due of any amount due hereunder in connection with a LIBOR RATE LOAN, (b) due to any failure of the BORROWER to borrow on a date specified therefor in a NOTICE OF BORROWING or NOTICE OF CONTINUATION/CONVERSION, or (c) due to any payment, prepayment or conversion of any LIBOR RATE LOAN on a date other than the last day of the

       INTEREST PERIOD therefor. The amount of such loss or expense shall be determined, in the applicable LENDER'S reasonable discretion, based upon the assumption that such LENDER funded its COMMITMENT PERCENTAGE of the LIBOR RATE LOANS in the London interbank market, and using any reasonable attribution or averaging methods which such LENDER deems appropriate and practical. A certificate of such LENDER setting forth in reasonable detail the basis for determining such amount or amounts necessary to compensate such LENDER shall be forwarded to the BORROWER through the ADMINISTRATIVE AGENT and shall be conclusively presumed to be correct save for manifest error.

       Section 4.10. Capital Requirements. If either (a) the introduction of, or any change in, or in the interpretation of, any APPLICABLE LAW or (b) compliance with any guideline or request from any central bank or comparable agency or other GOVERNMENTAL AUTHORITY (whether or not having the force of law), has or would have the effect of reducing the rate of return on the capital of, or has affected or would affect the amount of capital required to be maintained by, any LENDER or any corporation controlling such LENDER as a consequence of, or with reference to the COMMITMENTS and other commitments of this type, below the rate which the LENDER or such other corporation could have achieved but for such introduction, change or compliance, then such LENDER will promptly notify the BORROWER and within five (5) BUSINESS DAYS after written demand by any such LENDER, the BORROWER shall pay to such LENDER from time to time as specified by such LENDER additional amounts sufficient to compensate such LENDER or other corporation for such reduction. A certificate as to such amounts submitted to the BORROWER and the ADMINISTRATIVE AGENT by such LENDER setting forth in reasonable detail the calculation of such amounts, shall, in the absence of manifest error, be presumed to be correct and binding for all purposes. A LENDER will not be entitled to compensation under this Section
4.10 with respect to any reduction in the rate of return referred to in this
Section 4.10 if the LENDER fails to give the notification to the BORROWER required hereby within ninety (90) days after such LENDER obtains actual knowledge of the event giving rise to any such reduction.


       Section 4.11.          Taxes.

             (a) Payments Free And Clear. Any and all payments by the BORROWER hereunder or under the NOTES or the LETTERS OF CREDIT shall be made free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholding, and all liabilities with respect thereto excluding, (i) in the case of each LENDER, the ISSUING BANK, and the AGENTS, income and franchise taxes imposed by the jurisdiction under the laws of which such LENDER, the ISSUING BANK, or the AGENTS (as the case may be) is organized or is or should be qualified to do business or any political subdivision thereof and (ii) in the case of each LENDER, income and franchise taxes imposed by the jurisdiction of such

LENDER'S LENDING OFFICE or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "TAXES"). If the BORROWER shall be required by law to deduct any taxes from or in respect of any sum payable hereunder or under any NOTE or LETTER OF CREDIT to any LENDER or the AGENTS,
(1) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 4.11) such LENDER, the ISSUING BANK, or the AGENTS (as the case may be) receives an amount equal to the amount such party would have received had no such deductions been made, (2) the BORROWER shall make such deductions, (3) the BORROWER shall pay the full amount deducted to the relevant taxing authority or other authority in accordance with applicable law, and (4) the BORROWER shall deliver to the ADMINISTRATIVE AGENT evidence of such payment to the relevant taxing authority or other authority in the manner provided in Subsection 4.11.(d).

             (b) Stamp And Other Taxes. In addition, the BORROWER shall pay any present or future stamp, registration, recordation or documentary taxes or any other similar fees or charges or excise taxes, levies of the UNITED STATES or any state or political subdivision thereof or any applicable foreign jurisdiction which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this AGREEMENT, the LOANS, the LETTERS OF CREDIT, the other LOAN DOCUMENTS, or the perfection of any rights or security interest in respect thereto (hereinafter referred to as "OTHER TAXES").

             (c) Indemnity. The BORROWER shall indemnify each LENDER, the ISSUING BANK, and the AGENTS for the full amount of TAXES and OTHER TAXES (including, without limitation, any TAXES and OTHER TAXES imposed by any jurisdiction on amounts payable under this Section 4.11) paid by such LENDER, the ISSUING BANK, or the AGENTS (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such TAXES or OTHER TAXES were correctly or legally asserted. Such indemnification shall be made within thirty (30) days from the date such LENDER, the ISSUING BANK, or the AGENTS (as the case may be) makes written demand therefor.

             (d) Evidence Of Payment. Within thirty (30) days after the date of any payment of TAXES or OTHER TAXES, the BORROWER shall furnish to the ADMINISTRATIVE AGENT, at its address referred to in Section 13.1, the original or a certified copy of a receipt evidencing payment thereof or other evidence of payment satisfactory to the ADMINISTRATIVE AGENT.

             (e) Delivery Of Tax Forms. Each LENDER organized under the laws of a jurisdiction other than the UNITED STATES or any state thereof shall deliver to the BORROWER, with a copy to the ADMINISTRATIVE AGENT, on the CLOSING DATE or concurrently with the delivery of the relevant ASSIGNMENT

AND ACCEPTANCE, as applicable, (i) two UNITED STATES Internal Revenue Service Forms 4224 or Forms 1001, as applicable (or successor forms) properly completed and certifying in each case that such LENDER is entitled to a complete exemption from withholding or deduction for or on account of any UNITED STATES federal income taxes, and (ii) an Internal Revenue Service Form W-8 or W-9 or successor applicable form, as the case may be, to establish an exemption from UNITED STATES backup withholding taxes. Each such LENDER further agrees to deliver to the BORROWER, with a copy to the ADMINISTRATIVE AGENT, a Form 1001 or 4224 and Form W-8 or W-9, or successor applicable forms or manner of certification, as the case may be, on or before the date that any such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form previously delivered by it to the BORROWER, certifying in the case of a Form 1001 or 4224 that such LENDER is entitled to receive payments under this AGREEMENT without deduction or withholding of any UNITED STATES federal income taxes (unless in any such case an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders such forms inapplicable or the exemption to which such forms relate unavailable and such LENDER notifies the BORROWER and the ADMINISTRATIVE AGENT that it is not entitled to receive payments without deduction or withholding of UNITED STATES federal income taxes) and, in the case of a Form W-8 or W-9, establishing an exemption from UNITED STATES backup withholding tax.

             (f) Survival. Without prejudice to the survival of any other agreement of the BORROWER hereunder, the agreements and OBLIGATIONS of the BORROWER contained in this Section 4.11 shall survive the payment in full of the OBLIGATIONS and the termination of the COMMITMENTS.


                                      ARTICLE V
                    CLOSING; CONDITIONS OF CLOSING AND BORROWING

       Section 5.1. Closing. The closing shall take place at the offices of Gebhardt & Smith, The World Trade Center, Ninth Floor, Baltimore, Maryland 21202 at 9:00 a.m. on May 30, 1995, or on such other date as the parties hereto shall mutually agree.

       Section 5.2. Conditions To Closing And Initial Extensions Of Credit. The obligation of the LENDERS to close this AGREEMENT and to make the initial LOAN or issue the initial LETTER OF CREDIT is subject to the satisfaction of each of the following conditions:

             (a) Executed Loan Documents. This AGREEMENT, the NOTES, the SECURITY DOCUMENTS and all other LOAN DOCUMENTS shall have been duly authorized, executed and delivered to the ADMINISTRATIVE AGENT by the parties thereto, shall be in full force and effect and no default shall exist thereunder, and the BORROWER shall have delivered original counterparts thereof to the ADMINISTRATIVE AGENT.

             (b)    Closing Certificates; Etc.

                    (i) Officer's Certificate Of The Borrower. The ADMINISTRATIVE AGENT shall have received a certificate from the Chief Financial Officer or Treasurer of the BORROWER, in form and substance satisfactory to the ADMINISTRATIVE AGENT, to the effect that all representations and warranties of the BORROWER contained in this AGREEMENT and the other LOAN DOCUMENTS are true, correct and complete in all material respects; that the BORROWER is not in violation of any of the covenants contained in this AGREEMENT and the other LOAN DOCUMENTS; and that, after giving effect to the transactions contemplated by this AGREEMENT, no DEFAULT or EVENT OF DEFAULT has occurred and is continuing.

                    (ii) Certificate Of Secretary Of Each Credit Party. The ADMINISTRATIVE AGENT shall have received a certificate of the secretary or assistant secretary of each of the CREDIT PARTIES certifying that attached thereto is a true and complete copy of the articles of incorporation of such CREDIT PARTY and all amendments thereto; that attached thereto is a true and complete copy of the bylaws of such CREDIT PARTY as in effect on the date of such certification; that attached thereto is a true and complete copy of resolutions duly adopted by the Board of Directors of such CREDIT PARTY authorizing (1) if from the Secretary of the BORROWER, the borrowings contemplated hereunder and the execution, delivery and performance of this AGREEMENT and the other LOAN DOCUMENTS to which it is a party, or
       (2) if from a GUARANTOR, the borrowings under the applicable GUARANTOR ADVANCES, the guaranteeing of the BORROWER'S OBLIGATIONS hereunder and the execution, delivery and performance of the LOAN DOCUMENTS to which it is a party; and as to the incumbency and genuineness of the signature of each officer of such CREDIT PARTY executing LOAN DOCUMENTS to which it is a party.

                    (iii) Certificates Of Good Standing. The ADMINISTRATIVE AGENT shall have received long-form certificates as of a recent date of the good standing of each CREDIT PARTY under the laws of its jurisdiction of organization, the laws of the jurisdiction in which it maintains its chief executive office and each other jurisdiction where the CREDIT PARTY'S failure to qualify to do business would have a MATERIAL ADVERSE EFFECT.

                    (iv) Opinions Of Counsel. The ADMINISTRATIVE AGENT shall have received favorable opinions of counsel to the CREDIT PARTIES addressed to the AGENTS, the ISSUING BANK, and the LENDERS with respect to the CREDIT PARTIES, the LOAN DOCUMENTS and such other matters as the ADMINISTRATIVE AGENT shall reasonably request.

             (c)    Consents; No Adverse Change.

                    (i) Governmental And Third Party Approvals. All necessary approvals, authorizations and consents, if any be required, of any PERSON and of all GOVERNMENTAL AUTHORITIES and courts having jurisdiction with respect to the transactions contemplated by this AGREEMENT and the other LOAN DOCUMENTS shall have been obtained, provided, however, that in connection with compliance with FACA it is agreed that acknowledgements of assignments under FACA from officers of the UNITES STATES, or any agency or department thereof, shall not be obtained by the CLOSING DATE.

                    (ii) Permits And Licenses. All permits and licenses, including permits and licenses required under APPLICABLE LAWS, necessary to the conduct of business by the CREDIT PARTIES shall have been obtained.

                    (iii) No Injunction; Etc. No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any GOVERNMENTAL AUTHORITY to enjoin, restrain, or prohibit, or to obtain substantial damages in respect of, or which is related to or arises out of this AGREEMENT or the other LOAN DOCUMENTS or the consummation of the transactions contemplated hereby or thereby.

                    (iv) No Material Adverse Change. There shall not have occurred any material adverse change in the financial condition of the CREDIT PARTIES from the condition reflected in the CREDIT PARTIES' audited CONSOLIDATED financial statements for FISCAL YEAR 1994 as delivered to the ADMINISTRATIVE AGENT, nor shall there have occurred any material adverse change since December 31, 1994 in the business, condition, operations, or properties of any of the CREDIT PARTIES, or any event, condition or state of facts that will or could be reasonably expected to have a MATERIAL ADVERSE EFFECT.

                    (v) No Event Of Default. No DEFAULT or EVENT OF DEFAULT shall have occurred and be continuing.

             (d)    Financial Matters.

                    (i) Financial Statements. The ADMINISTRATIVE AGENT shall have received the audited CONSOLIDATED financial statements of the BORROWER and its SUBSIDIARIES for FISCAL YEARS 1993 and 1994, accompanied by an unqualified report thereon prepared by KPMG and Coopers & Lybrand, respectively. The ADMINISTRATIVE AGENT shall have also received the most recently completed unaudited CONSOLIDATED financial statements of the BORROWER and its SUBSIDIARIES for each fiscal month and fiscal quarter ending during the portion of FISCAL YEAR 1995 preceding the CLOSING DATE.

                    (ii) Financial Condition Certificate. The BORROWER shall have delivered to the ADMINISTRATIVE AGENT a certificate, in form and substance satisfactory to the ADMINISTRATIVE AGENT, and certified as accurate by the Chief Executive Officer or Chief Financial Officer of the BORROWER, that (1) the BORROWER and each of the other CREDIT PARTIES are each SOLVENT, and (2) the CREDIT PARTIES are in compliance with the covenants contained in Article X hereof.

                    (iii) Payment At Closing; Fee Letters. There shall have been paid by the BORROWER to the ADMINISTRATIVE AGENT and the LENDERS the fees set forth or referenced in Section 4.3 and any other accrued and unpaid fees or commissions due hereunder (including, without limitation, legal fees and expenses), and to any other PERSON such amount as may be due thereto in connection with the transactions contemplated hereby, including all taxes, fees and other charges in connection with the execution, delivery, recording, filing and registration of any of the LOAN DOCUMENTS. The ADMINISTRATIVE AGENT shall have received duly authorized and executed copies of the fee letter agreement referred to in Subsection 4.3.(c).

             (e)    Miscellaneous.

                    (i) Notice Of Borrowing. The ADMINISTRATIVE AGENT shall have received written instructions from the BORROWER to the ADMINISTRATIVE AGENT directing the payment of any proceeds of LOANS made under this AGREEMENT that are to be paid on the CLOSING DATE.

                    (ii) Proceedings And Documents. All opinions, certificates and other instruments and all proceedings in connection with the transactions contemplated by this AGREEMENT shall be satisfactory in form and substance to the LENDERS. The LENDERS shall have received copies of all other instruments and other evidence as the LENDERS may reasonably request, in form and substance satisfactory to the LENDERS, with respect to the transactions contemplated by this AGREEMENT and the taking of all actions in connection therewith.

                    (iii) Due Diligence And Other Documents. The BORROWER shall have delivered to the ADMINISTRATIVE AGENT such other documents, certificates and opinions as the ADMINISTRATIVE AGENT reasonably requests.

       Section 5.3. Conditions To All Loans And Letters Of Credit. The obligations of the LENDERS to make any LOAN or issue any LETTER OF CREDIT is subject to the satisfaction of the following conditions precedent on the relevant borrowing or issue date, as applicable:

             (a) Continuation Of Representations And Warranties. The representations and warranties contained in Article VI shall be true and correct in all material respects on and as of such borrowing or issuance date with the same effect as if made on and as of such date.

             (b) No Existing Default. No DEFAULT or EVENT OF DEFAULT shall have occurred and be continuing hereunder on the borrowing date with respect to such LOAN or after giving effect to the LOANS to be made on such date or the issue date with respect to such LETTER OF CREDIT or after giving affect to such LETTERS OF CREDIT on such date.


                                     ARTICLE VI
                    REPRESENTATIONS AND WARRANTIES
                                   OF THE BORROWER

       Section 6.1. Representations And Warranties. To induce the AGENTS to enter into this AGREEMENT, the LENDERS to make the LOANS and participate in the LETTERS OF CREDIT, and the ISSUING BANK to issue the LETTERS OF CREDIT, the BORROWER hereby represents and warrants to the AGENTS, the LENDERS and the ISSUING BANK that:

             (a) Organization; Power; Qualification. Each of the CREDIT PARTIES is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation or formation, has the power and authority to own its properties and to carry on its business as now being and hereafter proposed to be conducted and is duly qualified and authorized to do business in each jurisdiction in which the character of its properties or the nature of its business requires such qualification and authorization, except for those jurisdictions where failure to so qualify would not have a MATERIAL ADVERSE EFFECT. The jurisdictions in which the CREDIT PARTIES are organized and qualified to do business are described on Schedule 6.1(a).

             (b)    Ownership.  Each SUBSIDIARY of the BORROWER is listed on
Schedule 6.1(b). Except as described on Schedule 6.1.(b), each SUBSIDIARY is directly or indirectly wholly owned by the BORROWER. There are no outstanding stock purchase warrants, subscriptions, options, securities, instruments or other rights of any type or nature whatsoever, which are convertible into, exchangeable for or otherwise provide for or permit the issuance of capital stock of the SUBSIDIARIES of the BORROWER, except as owned directly or indirectly by the BORROWER and except as described on
Schedule 6.1(b).

             (c) Authorization Of Agreement, Loan Documents And Borrowing. Each of the CREDIT PARTIES has the right, power and authority and has taken all necessary corporate and other action to authorize the execution, delivery and performance of this AGREEMENT and each of the other LOAN DOCUMENTS to which it is a party in accordance with their respective terms. This

AGREEMENT and each of the other LOAN DOCUMENTS have been duly executed and delivered by the duly authorized officers of the CREDIT PARTIES that are parties thereto, and each such document constitutes the legal, valid and binding obligation of the CREDIT PARTIES that are parties thereto, enforceable in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or similar state or federal debtor relief laws from time to time in effect which affect the enforcement of creditors' rights in general and the availability of equitable remedies.

             (d) Compliance Of Agreement, Loan Documents And Borrowing With Laws, Etc. The execution, delivery and performance by the CREDIT PARTIES of the LOAN DOCUMENTS to which each such PERSON is a party, in accordance with their respective terms, the borrowings hereunder and the transactions contemplated hereby do not and will not, by the passage of time, the giving of notice or otherwise, (i) require any GOVERNMENTAL APPROVAL or violate any APPLICABLE LAW relating to the CREDIT PARTIES, (ii) conflict with, result in a breach of or constitute a default under the articles of incorporation, bylaws or other organizational documents of the CREDIT PARTIES or any indenture, agreement or other instrument to which such PERSON is a party or by which any of its properties may be bound or any GOVERNMENTAL APPROVAL relating to such PERSON, or (iii) result in or require the creation or imposition of any LIEN upon or with respect to any property now owned or hereafter acquired by such PERSON other than LIENS arising under the LOAN DOCUMENTS.

             (e) Compliance With Law; Governmental Approvals. The BORROWER and each of its SUBSIDIARIES (i) has all GOVERNMENTAL APPROVALS required by any APPLICABLE LAW for it to conduct its business, each of which is in full force and effect, is final and not subject to review on appeal and is not the subject of any pending or, to the best of its knowledge, threatened attack by direct or collateral proceeding and (ii) is in compliance in all material respects with each GOVERNMENTAL APPROVAL applicable to it and in compliance in all material respects with all other APPLICABLE LAWS relating to it or any of its respective properties.

             (f) Tax Returns And Payments. The BORROWER and each of its SUBSIDIARIES has duly filed or caused to be filed all federal, state, local and other tax returns required by APPLICABLE LAW to be filed, and has paid, or made adequate provision for the payment of, all federal, state, local and other taxes, assessments and governmental charges or levies upon it and its property, income, profits and assets which are due and payable. No GOVERNMENTAL AUTHORITY has asserted any LIEN or other claim against the BORROWER or any SUBSIDIARY thereof with respect to unpaid taxes which has not been discharged or resolved except as is permitted pursuant to Subsection 10.3.(a). The charges, accruals and reserves on the books of the BORROWER and any of its SUBSIDIARIES in respect of federal, state, local and other taxes for all FISCAL YEARS and portions thereof since the organization of the BORROWER and any of its SUBSIDIARIES are in the judgment of the BORROWER adequate, and the BORROWER does not anticipate any additional taxes or assessments for any of such years.

             (g) Intellectual Property Matters. The BORROWER and each of its SUBSIDIARIES owns or possesses rights to use all franchises, licenses, copyrights, copyright applications, patents, patent rights or licenses, patent applications, trademarks, trademark rights, trade names, trade name rights, copyrights and rights with respect to the foregoing which are required to conduct its business. No event has occurred which permits, or after notice or lapse of time or both would permit, the revocation or termination of any such rights, and neither the BORROWER nor any other CREDIT PARTY is liable to any PERSON for infringement under APPLICABLE LAW with respect to any such rights as a result of its business operations.

             (h) Environmental Matters. Except as previously disclosed in writing to the LENDERS and as set forth on Schedule 6.1.(h):

                    (i) the properties of the BORROWER and its SUBSIDIARIES do not contain, and have not, to their knowledge, previously contained, any HAZARDOUS MATERIALS in amounts or concentrations which (1) constitute or constituted a violation of, or
       (2) could give rise to liability under, applicable ENVIRONMENTAL LAWS which could reasonably be expected to have a MATERIAL ADVERSE EFFECT;

                    (ii) such properties and all operations conducted in connection therewith are in compliance with all applicable ENVIRONMENTAL LAWS, and there is no contamination at, under or about such properties or such operations which could reasonably be expected to have a MATERIAL ADVERSE EFFECT or impair the fair saleable value thereof;

                    (iii) neither the BORROWER nor any SUBSIDIARY thereof has received any notice of violation, alleged violation, noncompliance, liability or potential liability regarding compliance with ENVIRONMENTAL LAWS which could reasonably be expected to have a MATERIAL ADVERSE EFFECT with regard to any of their properties or the operations conducted in connection therewith, nor does the BORROWER or any SUBSIDIARY thereof have knowledge or reason to believe that any such notice will be received or is being threatened;

                    (iv) HAZARDOUS MATERIALS have not been transported or disposed of from the properties of the BORROWER and its SUBSIDIARIES in violation of, or in a manner or to a location which could give rise to liability under, ENVIRONMENTAL LAWS which could reasonably be expected to have a MATERIAL ADVERSE EFFECT, nor have any HAZARDOUS MATERIALS been generated, treated, stored or disposed of at, on or under any of such properties in violation of, or in a manner that could give rise to liability under, any applicable ENVIRONMENTAL LAWS which could reasonably be expected to have a MATERIAL ADVERSE EFFECT;

                    (v) no judicial proceedings or governmental or administrative action is pending, or, to the knowledge of the BORROWER, threatened, under any ENVIRONMENTAL LAW to which the BORROWER or any SUBSIDIARY thereof is or will be named as a party with respect to such properties or operations conducted in connection therewith, nor are there any consent decrees or other decrees, consent orders, administrative orders or other orders, or other administrative or judicial requirements outstanding under any ENVIRONMENTAL LAW with respect to such properties or such operations which could reasonably be expected to have a MATERIAL ADVERSE EFFECT; and

                    (vi) there has been no release, or to the best of the BORROWER'S knowledge, the threat of release, of HAZARDOUS MATERIALS at or from such properties, in violation of or in amounts or in a manner that could give rise to liability under ENVIRONMENTAL LAWS which could reasonably be expected to have a MATERIAL ADVERSE EFFECT.

             (i) ERISA. Except as disclosed in the audited financial statements of the BORROWER for the year ended December 31, 1994 and the notes thereto or in the Annual Report of the BORROWER on Form 10-K for the year then ended:

                    (i) neither the BORROWER nor any ERISA AFFILIATE maintains or contributes to, or has any obligation under, any EMPLOYEE BENEFIT PLANS other than those identified on Schedule 6.1(i);

                    (ii) the BORROWER and each ERISA AFFILIATE is in compliance in all material respects with all applicable provisions of ERISA and the regulations and published interpretations thereunder with respect to all EMPLOYEE BENEFIT PLANS except for any required amendments for which the remedial amendment period as defined in
       Section 401(b) of the CODE has not yet expired. Each EMPLOYEE BENEFIT PLAN that is intended to be qualified under Section 401(a) of the CODE has been determined by the Internal Revenue Service to be so qualified or an application for such determination is pending with the Internal Revenue Service, and each trust related to such plan has been determined to be exempt under Section 501(a) of the CODE (or an application for such determination is pending). No liability has been incurred by the BORROWER or any ERISA AFFILIATE which remains unsatisfied for any taxes or penalties with respect to any EMPLOYEE BENEFIT PLAN, or MULTIEMPLOYER PLAN;

                    (iii) No PENSION PLAN has been terminated which resulted in liability that remains outstanding, nor has any accumulated funding deficiency (as defined in Section 412 of the CODE) been incurred which remains outstanding (without regard to any waiver granted under Section 412 of the CODE), nor has any funding waiver from the Internal Revenue Service been received or requested with respect to any PENSION PLAN, nor has the BORROWER or any ERISA AFFILIATE failed to make any contributions or to pay any amounts due and owing as required by
       Section 412 of the CODE, Section 302 of ERISA or the terms of any PENSION PLAN prior to the due dates of such contributions under Section 412 of the CODE or Section 302 of ERISA which contributions or amounts remain outstanding, nor has there been any event requiring any disclosure under Section 4041(c) (3) (C) or 4063(a) of ERISA with respect to any PENSION PLAN;

                    (iv)      Neither the BORROWER nor any ERISA AFFILIATE has:
       (1) engaged in a material nonexempt prohibited transaction described in Section 406 of the ERISA or Section 4975 of the CODE which remains uncorrected, (2) incurred any material liability to the PBGC which remains outstanding other than the payment of premiums and there are no premium payments which are due and unpaid, (3) failed to make a material required contribution or payment to a MULTIEMPLOYER PLAN which contribution or payment remains outstanding, or (4) failed to make a required installment or other required payment under Section 412 of the CODE which installment or payment remains outstanding;

                    (v) No TERMINATION EVENT has occurred or is reasonably expected to occur; and

                    (vi) No proceeding, claim, lawsuit and/or investigation is existing or, to the best knowledge of the BORROWER after due inquiry, threatened concerning or involving any (1) employee welfare benefit plan (as defined in Section 3(l) of ERISA) currently maintained or contributed to by the BORROWER or any ERISA AFFILIATE, (2) PENSION PLAN or (3) MULTIEMPLOYER PLAN, which by itself or together with one or more other such proceedings, claims, lawsuits or investigations could reasonably be expected to result in a MATERIAL ADVERSE EFFECT.

             (j) Margin Stock. Neither the BORROWER nor any SUBSIDIARY thereof is engaged principally or as one of its activities in the business of extending credit for the purpose of "purchasing" or "carrying" any "margin stock" (as each such term is defined or used in Regulations G and U of the Board of Governors of the Federal Reserve System). No part of the proceeds of any of the LOANS or LETTERS OF CREDIT will be used for purchasing or carrying margin stock or for any purpose which violates, or which would be inconsistent with, the provisions of Regulation G, T, U or X of such Board of Governors.

             (k) Government Regulation. Neither the BORROWER nor any SUBSIDIARY thereof is an "investment company" or a company "controlled" by an "investment company" (as each such term is defined or used in the Investment Company Act of 1940, as amended) and neither the BORROWER nor any SUBSIDIARY thereof is, or after giving effect to any EXTENSION OF CREDIT will be, subject to regulation under the Public Utility Holding Company Act of 1935 or the Interstate Commerce Act, each as amended, or any other APPLICABLE LAW which limits its ability to incur or consummate the transactions contemplated hereby.

             (l) Material Contracts. Schedule 6.1(l) sets forth a complete and accurate list of all MATERIAL CONTRACTS of the BORROWER and its SUBSIDIARIES in effect as of the CLOSING DATE not listed on any other
Schedule hereto; other than as set forth in Schedule 6.1(l), each such MATERIAL CONTRACT is, as of the CLOSING DATE, and after giving effect to the consummation of the transactions contemplated by the LOAN DOCUMENTS will be, in full force and effect in accordance with the terms thereof and there will be no material defaults or events of default thereunder.

             (m) Employee Relations. The BORROWER and each of its SUBSIDIARIES has a stable work force in place. As of the CLOSING DATE, the BORROWER knows of no pending, threatened or contemplated strikes, work stoppage or other collective labor disputes involving its employees or those of its SUBSIDIARIES.

             (n) Financial Statements. The (i) CONSOLIDATED balance sheets of the BORROWER and its SUBSIDIARIES as of December 31, 1994 and the related CONSOLIDATED statements of earnings and cash flows for the FISCAL YEAR then ended and (ii) unaudited CONSOLIDATED balance sheet of the BORROWER and its SUBSIDIARIES as of March 31, 1995 and related unaudited CONSOLIDATED statements of earnings and cash flows for the period then ended, copies of which have been furnished to the ADMINISTRATIVE AGENT and each LENDER, are complete and correct and fairly present the assets, liabilities and financial position of the BORROWER and its SUBSIDIARIES as at such dates, and the results of the operations and changes of financial position for the periods then ended. All such financial statements, including the related schedules and NOTES thereto, have been prepared in accordance with GAAP. The BORROWER and its SUBSIDIARIES have no DEBT, obligation or other unusual forward or long-term commitment required to be reflected in the foregoing financial statements or in the notes thereto which is not fairly reflected therein.

             (o) No Material Adverse Change. Since December 31, 1994, there has been no change in the properties, business, operations, or condition (financial or otherwise) of the BORROWER and its SUBSIDIARIES, including, but not limited to, any material adverse change resulting from any fire, explosion, accident, drought, storm, hail, earthquake, embargo, act of God, or of the public enemy or other casualty (whether or not covered by insurance) that could reasonably be expected to have a MATERIAL ADVERSE
EFFECT.

             (p) Solvency. As of the CLOSING DATE and after giving effect to each EXTENSION OF CREDIT made hereunder, each CREDIT PARTY will be SOLVENT.

             (q) Titles To Properties. The BORROWER and each of its SUBSIDIARIES has such title to the real property owned by it as is necessary or desirable to the conduct of its business and valid and legal title to all of its personal property and assets, including, but not limited to, those reflected on the balance sheets of the BORROWER and its SUBSIDIARIES delivered pursuant to Subsection 6.1.(n), except those which have been disposed of by the BORROWER or its SUBSIDIARIES subsequent to such date which dispositions have been in the ordinary course of business or as otherwise expressly permitted hereunder.

             (r) Liens. None of the properties and assets of the BORROWER or any SUBSIDIARY thereof is subject to any LIEN, except LIENS permitted pursuant to Section 10.3. No financing statement under the UCC of any state which names the BORROWER or any SUBSIDIARY thereof or any of their respective trade names or divisions as debtor and which has not been terminated, has been filed in any state or other jurisdiction and neither the BORROWER nor any SUBSIDIARY thereof has signed any such financing statement or any security agreement authorizing any secured party thereunder to file any such financing statement, except (i) to perfect those LIENS permitted by Section
10.3 hereof, and (ii) financing statements filed to protect the interests of lessors under operating leases and consignors.

             (s) Debt And Contingent Obligations. Schedule 6.1(s) is a complete and correct listing of all DEBT and CONTINGENT OBLIGATIONS of the BORROWER and its SUBSIDIARIES in excess of Three Million DOLLARS ($3,000,000.00) existing as of the CLOSING DATE. The BORROWER and its SUBSIDIARIES have performed and are in compliance with all of the terms of such DEBT and CONTINGENT OBLIGATIONS and all instruments and agreements relating thereto, and no default or event of default, or event or condition which with notice or lapse of time or both would constitute such a default or event of default on the part of the BORROWER or its SUBSIDIARIES exists with respect to any such DEBT or CONTINGENT OBLIGATION.

             (t) Litigation. Except as set forth on Schedule 6.1(t) and in the BORROWER'S annual 10-K and quarterly 10-Q reports to the Securities And Exchange Commission (i) as of the CLOSING DATE, there are no actions, suits or proceedings pending, nor to the knowledge of the BORROWER, threatened against or in any other way relating adversely to or affecting the BORROWER or any SUBSIDIARY thereof of any of their respective properties in any court or before any arbitrator of any kind or before or by any GOVERNMENTAL AUTHORITY, which, if determined adversely to the interest of the BORROWER or its SUBSIDIARY, would result in liability in excess of One Million DOLLARS ($1,000,000.00) (or Five Million DOLLARS ($5,000,000.00) if the action, suit or proceeding is fully covered by insurance), (ii) as of the date of each borrowing under the CREDIT FACILITY, there are no actions, suits or proceedings pending nor, to the knowledge of the BORROWER, threatened against or in any other way relating adversely to or affecting the BORROWER or any SUBSIDIARY thereof or any of their respective properties in any court or before any arbitrator of any kind or before or by any GOVERNMENTAL AUTHORITY, which could reasonably be expected to have a MATERIAL ADVERSE EFFECT.

             (u) Absence Of Defaults. No event has occurred and is continuing which constitutes a DEFAULT or an EVENT OF DEFAULT.

             (v) Accuracy And Completeness Of Information. All written information, reports and other papers and data produced by or on behalf of the BORROWER or any SUBSIDIARY thereof and furnished to the LENDERS were, at the time the same were so furnished, complete and correct in all respects to the extent necessary to give the recipient a true and accurate knowledge of the subject matter. No document furnished or written statement made to the AGENTS or the LENDERS by the BORROWER or any SUBSIDIARY thereof in connection with the negotiation, preparation or execution of this AGREEMENT or any of the LOAN DOCUMENTS contains or will contain any untrue statement of a fact material to the creditworthiness of the BORROWER or its SUBSIDIARIES or omits or will omit to state a fact necessary in order to make the statements contained therein not misleading. The BORROWER is not aware of any facts which it has not disclosed in writing to the ADMINISTRATIVE AGENT which, insofar as the BORROWER can now foresee, could reasonably be expected to have a MATERIAL ADVERSE EFFECT.

             (w) Material Subsidiaries. The GUARANTORS are the only MATERIAL SUBSIDIARIES of the BORROWER.

       Section 6.2.           Survival Of Representations And Warranties; Etc.
All representations and warranties set forth in this Article VI and all representations and warranties contained in any certificate, or any of the LOAN DOCUMENTS (including but not limited to any such representation or warranty made in or in connection with any amendment thereto) shall constitute representations and warranties made under this AGREEMENT. All representations and warranties made under this AGREEMENT shall be made or deemed to be made at and as of the CLOSING DATE, shall survive the CLOSING DATE and shall not be waived by the execution and delivery of this AGREEMENT, any investigation made by or on behalf of the LENDERS or any borrowing hereunder.

                                     ARTICLE VII
                          FINANCIAL INFORMATION AND NOTICES

       Until all the OBLIGATIONS have been paid and satisfied in full and the COMMITMENTS terminated, unless consent has been obtained in the manner set forth in Section 13.10 hereof, the BORROWER will furnish or cause to be furnished to the COLLATERAL AGENT or ADMINISTRATIVE AGENT, as specified below, at the AGENTS' respective offices at their addresses set forth in
Section 13.1 hereof, or such other offices as may be designated by the AGENTS from time to time, the following statements, reports, information, and notices:

       Section 7.1. Financial Statements And Projections. The BORROWER shall furnish or cause to be furnished to the ADMINISTRATIVE AGENT:

             (a) Monthly Financial Statements. As soon as practical and in any event within twenty-five (25) days after the end of each calendar month, an unaudited CONSOLIDATED balance sheet of the BORROWER and its SUBSIDIARIES as of the close of such calendar month and unaudited CONSOLIDATED statements of income, retained earnings and cash flows for the calendar month then ending, containing a statement indicating the variances from the previous monthly statements and prepared by the BORROWER in accordance with GAAP and certified by the Chief Financial Officer or Treasurer of the BORROWER to present fairly in all material respects the financial condition of the BORROWER and its SUBSIDIARIES as of the respective dates and the results of operations of the BORROWER and its SUBSIDIARIES for the respective periods then ended, subject to normal year-end adjustments.

             (b) Quarterly Financial Statements. As soon as practicable and in any event within forty-five (45) days after the end of each fiscal quarter, an unaudited CONSOLIDATED and consolidating balance sheet of the BORROWER and its SUBSIDIARIES as of the close of such fiscal quarter and unaudited CONSOLIDATED and consolidating statements of income, retained earnings and cash flows for the fiscal quarter then ended and that portion of the FISCAL YEAR then ended, including the notes thereto, all in reasonable detail setting forth in comparative form the corresponding figures for the preceding FISCAL YEAR and prepared by the BORROWER in accordance with GAAP and, if applicable, containing disclosure of the effect on the financial position or results of operations of any change in the application of accounting principles and practices during the period, and certified by the Chief Financial Officer or Treasurer of the BORROWER to present fairly in all material respects the financial condition of the BORROWER and its SUBSIDIARIES as of their respective dates and the results of operations of the BORROWER and its SUBSIDIARIES for the respective periods then ended, subject to normal year end adjustments.

             (c) Annual Financial Statements. As soon as practicable and in any event within one hundred twenty (120) days after the end of each FISCAL YEAR, an audited CONSOLIDATED and consolidating balance sheet of the BORROWER and its SUBSIDIARIES as of the close of such FISCAL YEAR and audited CONSOLIDATED and consolidating statements of income, retained earnings and cash flows for the FISCAL YEAR then ended, including the notes thereto, all in reasonable detail setting forth in comparative form the corresponding figures for the preceding FISCAL YEAR and prepared by an independent certified public accounting firm acceptable to the ADMINISTRATIVE AGENT in accordance with GAAP and, if applicable, containing disclosure of the effect on the financial position or results of operation of any change in the application of accounting principles and practices during the year, and accompanied by a report thereon by such certified public accountants that is not qualified with respect to scope limitations imposed by the BORROWER or any of its SUBSIDIARIES or with respect to accounting principles followed by the BORROWER or any of its SUBSIDIARIES not in accordance with GAAP.

             (d) Annual Business Plan And Financial Projections. As soon as practicable and in any event within fifteen (15) days after the beginning of each FISCAL YEAR, a business plan of the BORROWER and its SUBSIDIARIES for the ensuing four (4) fiscal quarters, such plan to be prepared in accordance with GAAP and to include, on a quarterly basis, the following: a quarterly operating and capital budget, a projected income statement, statement of cash flows and balance sheet and a report containing the assumptions used in preparing such projections, accompanied by a certificate from the Chief Financial Officer or Treasurer of the BORROWER to the effect that, to the best of such officer's knowledge, such projections are good faith estimates of the financial condition and operations of the BORROWER and its SUBSIDIARIES for such four (4) quarter period.

             (e) Five Year Business Plan. On or before June 15, 1995, a detailed business plan for the CREDIT PARTIES for FISCAL YEARS 1995 through and including 1999 of the businesses and prospects of the CREDIT PARTIES, which shall be acceptable to the ADMINISTRATIVE AGENT. The BORROWER shall also deliver to the ADMINISTRATIVE AGENT on or before each July 31 during the term of the CREDIT FACILITY, commencing with FISCAL YEAR 1996 a CONSOLIDATED and consolidating financial projection analysis for that FISCAL YEAR and the ensuing four (4) FISCAL YEARS.

       Section 7.2. Officer's Compliance Certificate. The BORROWER shall furnish to the ADMINISTRATIVE AGENT within forty-five (45) days after the end of each of the first three (3) fiscal quarters of the BORROWER and within seventy (70) days after the end of each FISCAL YEAR, and at such other times as the ADMINISTRATIVE AGENT shall reasonably request, a certificate of the Chief Financial Officer or Treasurer of the BORROWER in the form of Exhibit H attached hereto (an "OFFICER'S COMPLIANCE CERTIFICATE").

       Section 7.3. Accountants' Certificate. The BORROWER shall furnish to the ADMINISTRATIVE AGENT, at each time financial statements are delivered pursuant to Subsection 7.1.(c), a certificate of the independent public accountants certifying such financial statements addressed to the ADMINISTRATIVE AGENT for the benefit of the LENDERS:

             (a) stating that in making the examination necessary for the certification of such financial statements, they obtained no knowledge of any DEFAULT or EVENT OF DEFAULT or, if such is not the case, specifying such DEFAULT or EVENT OF DEFAULT and its nature and period of existence; and

             (b) including the calculations, prepared by the BORROWER and reviewed by such accountants, required to establish whether or not the CREDIT PARTIES are in compliance with the financial covenants set forth in Article IX hereof as of the end of each respective period.

       Section 7.4. Collateral Reports. The BORROWER shall furnish or cause to be furnished to the COLLATERAL AGENT:

             (a) Within twenty-five (25) days after the end of each calendar month: (i) a BORROWING BASE certificate, detailed for each division of each CREDIT PARTY, in the form attached hereto as Exhibit I (a "BORROWING BASE CERTIFICATE"); (ii) accounts receivable agings, accounts payable agings, sales journals, and cash receipts journal, all in a form acceptable to the COLLATERAL AGENT; and (iii) upon the request of the COLLATERAL AGENT, an analysis from the Chief Financial Officer or Treasurer of the BORROWER of cash in and cash out based upon asset sales by any of the CREDIT PARTIES;

             (b) Within ten (10) days after the request of the COLLATERAL AGENT, an Asset Reevaluation And Business Reserve Provision Statement, certified by the Chief Financial Officer or Treasurer of the BORROWER; and

             (c) Within forty-five (45) days after the end of each fiscal quarter, a contract status report, detailing either (i) the ten (10) contracts with the highest gross revenues for the CREDIT PARTIES during the immediately preceding four (4) fiscal quarters, or (ii) the contracts comprising at least eighty percent (80%) of the AVIATION SERVICES DIVISION'S gross revenues for the immediately preceding four (4) fiscal quarters, certified by the Chief Financial Officer or Treasurer of the BORROWER.

       Section 7.5. Other Reports. The BORROWER shall furnish, or cause to be furnished, to the ADMINISTRATIVE AGENT such information regarding the operations, business affairs and financial condition of the BORROWER or any of its SUBSIDIARIES as either AGENT or any LENDER may reasonably request.

       Section 7.6. Notice Of Litigation And Other Matters. The BORROWER shall provide the ADMINISTRATIVE AGENT with prompt (but in no event later than ten (10) days after an officer of the BORROWER obtains knowledge thereof) telephonic and written notice of:

             (a) the commencement of all proceedings and investigations by or before any GOVERNMENTAL AUTHORITY and all actions and proceedings in any court or before any arbitrator against or involving a CREDIT PARTY or any of their respective properties, assets or businesses, which could reasonably be expected to have a MATERIAL ADVERSE EFFECT;

             (b) any notice of any violation received by a CREDIT PARTY from any GOVERNMENTAL AUTHORITY including, without limitation, any notice of violation of ENVIRONMENTAL LAWS, which could reasonably be expected to have a MATERIAL ADVERSE EFFECT;

             (c) any labor controversy that has resulted in, or threatens to result in, a strike or other work action against a CREDIT PARTY, which could reasonably be expected to have a MATERIAL ADVERSE EFFECT;

             (d) any DEFAULT or EVENT OF DEFAULT, or any event which constitutes or which with the passage of time or giving of notice or both would constitute a material default or event of default under any MATERIAL CONTRACT to which a CREDIT PARTY is a party or by which a CREDIT PARTY or any of their respective properties may be bound;

             (e) (i) the failure of the BORROWER or any ERISA AFFILIATE to make a required installment or payment in any material amount under Section 302 of ERISA or Section 412 of the CODE by the due date, (ii) any "prohibited transaction," as such term is defined in Section 406 of ERISA or Section 4975 of the CODE which could reasonably be expected to have a MATERIAL ADVERSE EFFECT or any TERMINATION EVENT, in connection with any EMPLOYEE BENEFIT PLAN or any trust created thereunder, along with a description of the nature thereof, what action the BORROWER has taken, is taking or proposes to take with respect thereto and, when known, any action taken or threatened by the Internal Revenue Service, the Department of Labor or the PBGC with respect thereto, (iii) any unfavorable determination letter from the Internal Revenue Service regarding the qualification of an EMPLOYEE BENEFIT PLAN under Section 401(a) of the CODE (along with a copy thereof), (iv) all notices received by the BORROWER or any ERISA AFFILIATE of the PBGC's intent to terminate any PENSION PLAN or to have a trustee appointed to administer any PENSION PLAN,
(v) all notices received by the BORROWER or any ERISA AFFILIATE from a MULTIEMPLOYER PLAN sponsor concerning the imposition in any material amount of withdrawal liability pursuant to Section 4202 of ERISA and (vi) the BORROWER obtaining knowledge or reason to know that the BORROWER or any ERISA AFFILIATE has filed or intends to file a notice of intent to terminate any PENSION PLAN under a distress termination within the meaning of Section 4041(c) of ERISA;

             (f) any event which makes any of the representations set forth in Section 6.1 inaccurate in any material respect;

             (g) any claims or disputes by an ACCOUNT DEBTOR on any ACCOUNT included in the most recently submitted BORROWING BASE CERTIFICATE as an ELIGIBLE ACCOUNT, which claim or dispute is in excess of Two Hundred Fifty Thousand DOLLARS ($250,000.00); and

             (h) any notice received by any CREDIT PARTY from its independent certified public accountants that the amount of the reserve in connection with the MULTIEMPLOYER PLAN described in footnote 13 to the BORROWER'S and its SUBSIDIARIES' audited financial statements for the year ended December 31, 1994, as set forth in such financial statements, should be increased by an amount of Five Hundred Thousand DOLLARS ($500,000.00) or more from that amount set forth in such financial statements.

       Section 7.7. Accuracy Of Information. All written information, reports, statements and other papers and data furnished by or on behalf of the BORROWER to either AGENT or any LENDER (other than financial forecasts) whether pursuant to this Article VII or any other provision of this AGREEMENT, or any of the SECURITY DOCUMENTS, shall be, at the time the same is so furnished, complete and correct in all material respects to the extent necessary to give the AGENTS or any LENDER complete, true and accurate knowledge of the subject matter based on the BORROWER'S knowledge thereof.

       Section 7.8.           Authorization To Obtain Financial Information.
The BORROWER shall, upon the request of the ADMINISTRATIVE AGENT, direct its independent public accountants which prepare the annual financial statements which are to be delivered to the ADMINISTRATIVE AGENT pursuant to Subsection 7.1.(c) to discuss the annual financial statements delivered under Subsection 7.1.(c) with the ADMINISTRATIVE AGENT and with any group of LENDERS constituting the MAJORITY LENDERS. Upon the request of the ADMINISTRATIVE AGENT, the BORROWER shall deliver to the ADMINISTRATIVE AGENT copies of any management letters received from the BORROWER'S independent public accountants.

       Section 7.9. Inventory Appraisal. The BORROWER shall cooperate with the COLLATERAL AGENT and the appraiser selected by the COLLATERAL AGENT and the MAJORITY LENDERS in order to obtain, at the expense of the BORROWER, updated INVENTORY APPRAISALS of the ORDERLY LIQUIDATION VALUE of the CREDIT PARTIES' ELIGIBLE INVENTORY within ten (10) days of each October 1 and April
1 during the term of the CREDIT FACILITY.

                                    ARTICLE VIII
                                AFFIRMATIVE COVENANTS

       Until all of the OBLIGATIONS have been paid and satisfied in full and the COMMITMENTS terminated, unless consent has been obtained in the manner provided for in Section 13.10, the BORROWER will, and will cause each other CREDIT PARTY to:

       Section 8.1. Preservation Of Corporate Existence And Related Matters. Except as permitted by Section 10.5, preserve and maintain its separate corporate existence and all rights, franchises, licenses and privileges necessary to the conduct of its business and qualify and remain qualified as a foreign corporation and authorized to do business in each jurisdiction in which the failure to so qualify would have a MATERIAL ADVERSE EFFECT.

       Section 8.2. Maintenance Of Property. Protect and preserve all properties useful in and material to its business, including copyrights, patents, trade names and trademarks; maintain in good working order and condition all buildings, equipment and other tangible real and personal property; and from time to time make or cause to be made all renewals, replacements and additions to such property necessary for the conduct of its business, so that the business carried on in connection therewith may be properly and advantageously conducted at all times.

       Section 8.3. Insurance. Maintain insurance with financially sound and reputable insurance companies against such risks and in such amounts as are customarily maintained by similar businesses and as may be required by APPLICABLE LAW, and on the CLOSING DATE and from time to time thereafter deliver to the ADMINISTRATIVE AGENT upon its request a detailed list of the insurance then in effect, stating the names of the insurance companies, the amounts of the insurance, the dates of the expiration thereof and the properties and risks covered thereby.

       Section 8.4.           Accounting Methods And Financial Records.
Maintain a system of accounting, and keep such books, records and accounts (which shall be true and complete in all material respects) as may be required or as may be necessary to permit the preparation of financial statements in accordance with GAAP and in compliance with the regulations of any GOVERNMENTAL AUTHORITY having jurisdiction over it or any of its properties.

       Section 8.5. Payment And Performance Of Obligations. Pay and perform all OBLIGATIONS under this AGREEMENT and the other LOAN DOCUMENTS, and pay or perform (a) all taxes, assessments and other governmental charges that may be levied or assessed upon it or any of its property, and (b) all other indebtedness, OBLIGATIONS and liabilities in accordance with customary trade practices; provided, that the BORROWER or such CREDIT PARTY may contest any item described in this Section 8.5 in good faith so long as (i) adequate reserves are maintained with respect thereto in accordance with GAAP, (ii) the CREDIT PARTIES' assets are not subject to sale, forfeiture or loss during such contesting, and (iii) no LIENS arising from such obligations or indebtedness have priority over any LIENS granted to the COLLATERAL AGENT under the SECURITY DOCUMENTS.

       Section 8.6. Compliance With FACA. Notify the ADMINISTRATIVE AGENT if any ACCOUNT arises out of a contract with the UNITED STATES government and, if such contract is in excess of One Hundred Thousand DOLLARS ($100,000.00), the CREDIT PARTY shall execute all documents or instruments and shall take all steps or actions required by the COLLATERAL AGENT so that all monies due or to become due under such contracts are assigned to the SECURED PARTIES and notice given thereof to the appropriate agency of the UNITED STATES government in accordance with the requirements of FACA.

       Section 8.7. Compliance With Laws And Approvals. Observe and remain in compliance in all material respects with all APPLICABLE LAWS and maintain in full force and effect all GOVERNMENTAL APPROVALS applicable and material to the conduct of its business.

       Section 8.8. Environmental Laws. In addition to and without limiting the generality of Section 8.7: (a) comply in all material respects with, and ensure such compliance by all tenants and subtenants, if any, with, all applicable ENVIRONMENTAL LAWS and obtain and comply in all material respects with and maintain, and ensure that all tenants and subtenants obtain and comply with and maintain, any and all licenses, approvals, notifications, registrations or permits required by applicable ENVIRONMENTAL LAWS; (b) conduct and complete all investigations, studies, sampling and testing, and all remedial, removal and other actions required under ENVIRONMENTAL LAWS, and promptly comply with all lawful orders and directives of any GOVERNMENTAL AUTHORITY regarding ENVIRONMENTAL LAWS; and (c) defend, indemnify and hold harmless the AGENTS and the LENDERS, and their respective parents, SUBSIDIARIES, AFFILIATES, employees, agents, officers and directors, from and against any claims, demands, penalties, fines, liabilities, settlements, damages, costs and expenses of whatever kind or nature known or unknown, contingent or otherwise, arising out of, or in any way relating to the violation of, noncompliance with or liability under any ENVIRONMENTAL LAWS applicable to the operations of the BORROWER or such other CREDIT PARTY, or any orders, requirements or demands of GOVERNMENTAL AUTHORITIES related thereto, including, without limitation, reasonable attorney's and consultant's fees, investigation and laboratory fees, response costs, court costs and litigation expenses, except to the extent that any of the foregoing directly result from the gross negligence or willful misconduct of the party seeking indemnification therefor.

       Section 8.9. Compliance With ERISA. In addition to and without limiting the generality of Section 8.7: (a) comply in all material respects with all applicable provisions of ERISA and the regulations and published interpretations thereunder with respect to all EMPLOYEE BENEFIT PLANS; (b) not take any action or fail to take action the result of which could be a material liability to the PBGC or to a MULTIEMPLOYER PLAN (provided that for so long as the applicable CREDIT PARTY is contesting in good faith in appropriate proceedings any such liability, such CREDIT PARTY maintains adequate reserves for such liability to the extent required by GAAP and such liability is not secured by any LIENS not permitted by Section 10.3, it will not be deemed a failure to take action); (c) not participate in any prohibited transaction that could result in any material civil penalty under ERISA or tax under the CODE; (d) operate each employee welfare benefit plan
(as defined in Section 3(1) of ERISA) in such a manner that will not incur any material tax liability under Section 4980B of the CODE or any material liability to any qualified beneficiary as defined in Section 4980B of the CODE (other than liability for benefits under that plan); and (e) furnish to the ADMINISTRATIVE AGENT upon the ADMINISTRATIVE AGENT'S request such additional information about any EMPLOYEE BENEFIT PLAN as may be reasonably requested by the AGENTS.

       Section 8.10. Compliance With Agreements. Comply in all material respects with each term, condition and provision of all material leases, agreements and other instruments entered into in the conduct of its business including, without limitation, all MATERIAL CONTRACTS.

       Section 8.11. Conduct Of Business. Engage only in businesses in substantially the same fields as the businesses conducted on the CLOSING DATE and in lines of business reasonably related thereto.

       Section 8.12. Visits And Inspections. Permit representatives of either AGENT or any LENDER, from time to time, to visit and inspect its properties; inspect, audit and make extracts from its books, records and files; and discuss with its principal officers its business, assets, liabilities, financial condition, results of operations and business prospects, all upon not less than twenty-four (24) hours prior telephonic notice and during normal business hours. Each of such visits or inspections by a LENDER, other than an AGENT, will be at such LENDER'S expense.

       Section 8.13. Further Assurances. Make, execute and deliver all such additional and further acts, things, deeds and instruments as either
AGENT, the ISSUING BANK, or any LENDER may reasonably require to document and consummate the transactions contemplated hereby and to vest completely in and insure the AGENTS, the ISSUING BANK, and the LENDERS their respective rights under this AGREEMENT, the NOTES, the LETTERS OF CREDIT and the other LOAN DOCUMENTS.

       Section 8.14. Material Subsidiaries. In the event that any SUBSIDIARY of the BORROWER, now existing or hereafter acquired, becomes a MATERIAL SUBSIDIARY: (a) the BORROWER shall cause such SUBSIDIARY to execute and deliver to the COLLATERAL AGENT for the benefit of the SECURED PARTIES, a GUARANTY AGREEMENT, financing statements and such other documents as either AGENT or the MAJORITY LENDERS may reasonably require; and (b) the BORROWER shall cause such SUBSIDIARY to execute and deliver to the BORROWER a GUARANTOR NOTE and financing statements evidencing the security interests granted therein, and the BORROWER shall endorse such GUARANTOR NOTE to the order of the COLLATERAL AGENT, assign the financing statements to the COLLATERAL AGENT and deliver such documents to the COLLATERAL AGENT.

       Section 8.15.          Lockbox And Concentration Arrangements.

             (a) Promptly from time to time cause each newly established account to which payments are hereafter made directly by ACCOUNT DEBTORS to be covered by a LOCKBOX AGREEMENT executed and delivered to the COLLATERAL AGENT by the applicable CREDIT PARTY, and the relevant LENDER or other bank;

             (b) From time to time cause all payments and remittances in respect of ACCOUNTS which are collected by the CREDIT PARTY (other than payments and remittances permitted to be held by the CREDIT PARTIES under clause (d) of this Section 8.15) to be promptly deposited in (i) COLLECTION DEPOSIT ACCOUNTS, or (ii) bank accounts with banks which will within one BUSINESS DAY automatically transfer the proceeds of such deposit to the CASH COLLATERAL ACCOUNT;

             (c) Cause all collected amounts on deposit in or to the credit of each COLLECTION DEPOSIT ACCOUNT to be transferred on a daily basis directly to the CASH COLLATERAL ACCOUNT, and not make or permit any other withdrawal or transfer from any COLLECTION DEPOSIT ACCOUNT (except for withdrawals solely for the purpose of paying customary fees and expenses of the bank with such COLLECTION DEPOSIT ACCOUNT is maintained pursuant to the terms of the LOCKBOX AGREEMENT governing such COLLECTION DEPOSIT ACCOUNT;

             (d) At no time permit the aggregate amount of all cash, checks, money orders and other CASH EQUIVALENTS held by the CREDIT PARTIES, other than in COLLECTION DEPOSIT ACCOUNTS or the CASH COLLATERAL ACCOUNT (including monies held or invested by the COLLATERAL AGENT pursuant to Subsection
2.4.(e)) or accounts described in clause (b)(ii) above, to exceed Five
Hundred Thousand DOLLARS ($500,000.00) and promptly deposit in the CASH COLLATERAL ACCOUNT any amount in excess of Five Hundred Thousand DOLLARS ($500,000.00).

             (e) Take all such actions as the COLLATERAL AGENT from time to time may reasonably request to permit the COLLATERAL AGENT to have continuous dominion and full control over the CASH COLLATERAL ACCOUNT and each COLLECTION DEPOSIT ACCOUNT;

             (f) Execute and deliver, and use its best efforts to cause any third parties necessary for the accomplishment or implementation of the actions and procedures set forth in Subsections 8.15.(a) through 8.15.(e) above to execute and deliver, all such documents and instruments as the COLLATERAL AGENT reasonably shall deem necessary or appropriate to accomplish or implement the actions and procedures set forth in Subsections 8.15.(a) through 8.15.(e) above, including amendments to LOAN DOCUMENTS.


                                     ARTICLE IX
                                 FINANCIAL COVENANTS

       Until all of the OBLIGATIONS have been paid and satisfied in full and the COMMITMENTS terminated, unless consent has been obtained in the manner set forth in Section 13.10 hereof, the BORROWER shall cause the CREDIT PARTIES, on a CONSOLIDATED basis, to maintain compliance with each of the following financial covenants:

       Section 9.1. Tangible Net Worth. The minimum TANGIBLE NET WORTH of the CREDIT PARTIES measured at the end of each fiscal quarter shall not be less than the following amounts during the following periods:

                                                         MINIMUM
             FISCAL PERIOD                 TANGIBLE NET WORTH
             -------------                 ------------------
       CLOSING DATE to 12/30/95             $ 25,000,000.00
       12/31/95 to 12/30/96                        $ 30,000,000.00
       12/31/96 to 12/30/97                        $ 45,000,000.00
       12/31/97 and thereafter              $ 60,000,000.00

       Section 9.2.           Consolidated Total Funded Indebtedness To EBITDA.
The ratio of CONSOLIDATED TOTAL FUNDED INDEBTEDNESS to EBITDA, measured at the end of each fiscal quarter (EBITDA shall be calculated during FISCAL YEAR 1995 on an annualized FISCAL YEAR-to-date basis and thereafter on a cumulative basis for the four (4) most recent fiscal quarters, prior to the date of determination) of the CREDIT PARTIES shall not exceed the following amounts during the following periods:

                    FISCAL PERIOD                  RATIO
                    -------------                  -----
             CLOSING DATE to 09/29/95             6.35 to 1
             09/30/95 to 12/30/95                        6.15 to 1
             12/31/95 to 12/30/96                        5.50 to 1
             12/31/96 and thereafter              5.00 to 1

       Section 9.3. Fixed Charge Coverage Ratio. The FIXED CHARGE COVERAGE RATIO of the CREDIT PARTIES shall not be less than 1.1 to 1.0 as of June 30, 1995, September 30, 1995 and December 31, 1995, calculated on a cumulative FISCAL YEAR-to-date basis (i.e., for the period commencing on the first day of the applicable FISCAL YEAR and ending on the last day of the quarter preceding the date of calculation); and shall not be less than 1.1 to 1.0 as of the end of any fiscal quarter of the CREDIT PARTIES after December 31, 1995, calculated on a rolling four (4) fiscal quarters basis.


                                      ARTICLE X
                                 NEGATIVE COVENANTS

       Until all of the OBLIGATIONS have been paid and satisfied in full and the COMMITMENTS terminated, unless consent has been obtained in the manner set forth in Section 13.10 hereof, the BORROWER will not and will not permit any other CREDIT PARTY to:

       Section 10.1. Limitations On Debt. Create, incur, assume or suffer to exist any DEBT except:

             (a)    the OBLIGATIONS;

             (b) DEBT incurred in connection with a HEDGING AGREEMENT with a counterparty and upon terms and conditions reasonably satisfactory to the ADMINISTRATIVE AGENT;

             (c)    the SUBORDINATED DEBT;

             (d)    the SENIOR NOTES;

             (e) DEBT (other than DEBT specifically referenced in this Section 10.1) existing on the date of this AGREEMENT and the renewal and refinancing (but not the increase) thereof;

             (f) purchase money DEBT of the CREDIT PARTIES (including DEBT incurred in connection with CAPITALIZED LEASES and DEBT incurred in connection with the construction of improvements to real property) in an aggregate amount not to exceed Five Million DOLLARS ($5,000,000.00) on any date of determination;

             (g)    DEBT consisting of CONTINGENT OBLIGATIONS permitted by
Section 10.2;

             (h) other unsecured DEBT with an aggregate principal amount of not more than Three Million DOLLARS ($3,000,000.00) outstanding at any one time; and

             (i)    the GUARANTOR ADVANCES.

       Section 10.2. Limitations On Contingent Obligations. Create, incur, assume or suffer to exist any CONTINGENT OBLIGATIONS except:

             (a) CONTINGENT OBLIGATIONS in favor of the COLLATERAL AGENT for the benefit of the SECURED PARTIES;

             (b) CONTINGENT OBLIGATIONS in an amount not to exceed Three Million DOLLARS ($3,000,000.00) in the form of performance or bid bonds;

             (c) CONTINGENT OBLIGATIONS of one CREDIT PARTY with respect to an underlying obligation of another CREDIT PARTY which underlying obligation is not prohibited by the terms of this AGREEMENT or any other LOAN DOCUMENT; and

             (d) CONTINGENT OBLIGATIONS set forth on Schedule 6.1.(s) and the renewal or refinancing (but not the increase) thereof.

       Section 10.3. Limitations On Liens. Create, incur, assume or suffer to exist, any LIEN on or with respect to any of its assets or properties (including shares of capital stock), real or personal, whether now owned or hereafter acquired, except:

             (a) LIENS for taxes, assessments and other governmental charges or levies (excluding any LIEN imposed pursuant to any of the provisions of ERISA or ENVIRONMENTAL LAWS) not yet due or as to which the period of grace (not to exceed thirty (30) days), if any, related thereto has not expired or which are being contested in good faith and by appropriate proceedings if (i) adequate reserves are maintained to the extent required by GAAP, (ii) the CREDIT PARTIES' assets are not subject to sale, forfeiture or loss during such proceeding, and (iii) any such LIENS in any of the CREDIT PARTIES' assets in which the COLLATERAL AGENT has a LIEN are subject and subordinate to the COLLATERAL AGENT'S LIEN;

             (b) the claims of materialmen, mechanics, carriers, warehousemen, processors or landlords for labor, materials, supplies or rentals incurred in the ordinary course of business, (i) which are not overdue for a period of more than thirty (30) days, or (ii) which are being contested in good faith and by appropriate proceedings and for which adequate reserves are maintained to the extent required by GAAP;

             (c) LIENS consisting of deposits or pledges made in the ordinary course of business in connection with, or to secure payment of, obligations under workers' compensation, unemployment insurance or similar legislation;

             (d) LIENS constituting encumbrances in the nature of zoning restrictions, easements and rights or restrictions of record on the use of real property, which in the aggregate are not substantial in amount and which do not, in any case, detract from the value of such property or impair the use thereof in the ordinary conduct of business;

             (e) LIENS of the COLLATERAL AGENT for the benefit of the SECURED PARTIES;

             (f)    Existing LIENS described on Schedule 10.3;

             (g) LIENS securing the GUARANTOR ADVANCES, provided such LIENS have been assigned to the COLLATERAL AGENT for the benefit of the SECURED PARTIES;

             (h) LIENS securing DEBT permitted under Subsection 10.1.(f); provided that (i) such LIENS shall be created substantially simultaneously with the acquisition of the related asset, (ii) such LIENS do not at any time encumber any property other than the property financed by such DEBT, (iii) the amount of DEBT secured thereby is not increased and (iv) the principal amount of DEBT secured by any such LIEN shall at no time exceed the original purchase price of such property at the time it was acquired;

             (i) attachment, judgment or other similar LIENS arising in connection with court or similar proceedings, which LIENS do not give rise to a DEFAULT or an EVENT OF DEFAULT and for which the execution or enforcement of such LIENS is effectively stayed and the claims secured thereby are being actively contested in good faith by appropriate proceedings;

             (j) LIENS on any property or assets acquired by a CREDIT PARTY and on any property or assets of a corporation which becomes a CREDIT PARTY after the date of this AGREEMENT, provided that such LIENS are in existence at the time the property or assets are acquired or at the time such corporation becomes a SUBSIDIARY of the BORROWER and were not created in anticipation of, or in connection with, the acquisition thereof;

             (k) LIENS securing performance or bid bonds provided such LIENS are unperfected and do not have priority over the LIENS securing the OBLIGATIONS;

             (l) LIENS (excluding LIENS on any portion of the COLLATERAL) other than those described above in this Section 10.3 provided that the aggregate amount of indebtedness secured by such other LIENS does not exceed Two Million DOLLARS ($2,000,000.00) at any one time; and

             (m) any extension, renewal or replacement, in whole or in part, of any LIEN described in the foregoing paragraphs (a) through (l); provided that such LIEN is limited to all or a part of the property or asset that was subject to the LIEN so extended, renewed or replaced, the principal amount of the obligations secured by such LIEN is not increased by such extension, renewal or replacement and the maturity of such obligations are not shortened by such extension, renewal or replacement.

       Section 10.4. Limitations On Loans, Advances, Investments And Acquisitions. Purchase, own, invest in or otherwise acquire, directly or indirectly, any capital stock, interests in any partnership or joint venture, evidence of DEBT or other obligation or security, substantially all or a portion of the business or assets of any other PERSON or any other investment or interest whatsoever in any other PERSON or make or permit to exist, directly or indirectly, any loans, advances or extensions of credit to, or any investment in cash or by delivery of property in, any PERSON or enter into, directly or indirectly, any commitment or option in respect of the foregoing except:

             (a)    existing loans, advances and investments described on
Schedule 10.4 and investments existing on the CLOSING DATE in SUBSIDIARIES;

             (b) investments in CASH EQUIVALENTS or (i) marketable direct obligations issued or unconditionally guaranteed by the UNITED STATES or any agency thereof maturing within one hundred twenty (120) days from the date of acquisition thereof, (ii) commercial paper maturing no more than one hundred twenty (120) days from the date of creation thereof and currently having the highest rating obtainable from either Standard & Poor's Corporation or Moody's Investors Service, Inc., (iii) certificates of deposit maturing no more than one hundred twenty (120) days from the date of creation thereof issued by commercial banks incorporated under the laws of the UNITED STATES, each having combined capital, surplus and undivided profits of not less than Five Hundred Million DOLLARS ($500,000,000.00) and having a rating of "A" or better by a nationally recognized rating agency; provided, that the aggregate amount invested in such certificates of deposit shall not at any time exceed Five Million DOLLARS ($5,000,000.00) for any one such certificate of deposit and Ten Million DOLLARS ($10,000,000.00) for any one such bank, or (iv) deposits maturing no more than thirty (30) days from the date of creation thereof with commercial banks or savings banks or savings and loan associations each having membership either in the FDIC or the deposits of which are insured by the FDIC and in amounts not exceeding the maximum amounts of insurance thereunder; and

             (c) investments by a CREDIT PARTY in the form of ACQUISITIONS if either: (i)ch ACQUISITION is approved in writing by the MAJORITY LENDERS; or (ii) purchase price (whether in the form of cash, DEBT or property) of such ACQUISITION, when aggregated with the purchase price of all other ACQUISITIONS made by a CREDIT PARTY since the CLOSING DATE which have not been approved in writing by the MAJORITY LENDERS, does not exceed Five Million DOLLARS ($5,000,000.00);

             (d) investments in the form of the purchase of SUBORDINATED DEBT provided that the entire purchase price used to acquire such SUBORDINATED DEBT will be credited to reduce the amount of the next due SINKING FUND PAYMENT on at least a DOLLAR for DOLLAR basis;

             (e)    investments of the BORROWER in other CREDIT PARTIES; and

             (f) other investments by CREDIT PARTIES (but not investments in the form of ACQUISITIONS) which when aggregated with loans and advances permitted under Subsection 10.9.(a) do not at any time exceed the aggregate amount of Three Million DOLLARS ($3,000,000.00); and

             (g) extensions of credit provided in the ordinary course of business in connection with the sale of INVENTORY and prepaid expenses made in the ordinary course of business.

       Section 10.5. Limitations On Mergers And Liquidation. Merge, consolidate or enter into any similar combination with any other PERSON or liquidate, wind-up or dissolve itself (or suffer any liquidation or dissolution) except:

             (a) any CREDIT PARTY may merge or consolidate with any other CREDIT PARTY; and

             (b) any CREDIT PARTY may merge into or consolidate with the PERSON such CREDIT PARTY was formed to acquire in connection with an ACQUISITION permitted by Subsection 10.4.(c), provided the surviving PERSON is, or immediately after the merger becomes, a GUARANTOR.

       Section 10.6. Limitations On Sale Of Assets. Convey, sell, lease, assign, transfer or otherwise dispose of any of its property, business or assets (including, without limitation, the sale of any receivables and leasehold interests and any sale leaseback or similar transaction), whether now owned or hereafter acquired except:

             (a)    the sale of INVENTORY in the ordinary course of business;

             (b) the sale of assets no longer used or usable in the business of any CREDIT PARTY provided the net proceeds of any such sale are used to reduce the amount outstanding under the LOANS;

             (c) a CREDIT PARTY may sell assets at not less than the fair market value thereof provided (i) at least seventy-five percent (75%) of the consideration therefor received by such CREDIT PARTY is in the form of cash with the remaining consideration being in the form of assets other than notes, instruments or other forms of deferred payment, and (ii) all of the cash proceeds are applied to reduce the principal balance outstanding under the LOANS (or if there is no principal balance outstanding under the LOANS, to repay such DEBT as is approved by the ADMINISTRATIVE AGENT); and

             (d) the sale by a CREDIT PARTY of all or any portion of the stock in UNC Chemical Dynamics, Inc.

       Section 10.7.          Limitations On Dividends And Distributions.
Declare or pay any dividends upon any of its capital stock; purchase, redeem, retire or otherwise acquire, directly or indirectly, any shares of its capital stock, or make any distribution of cash, property or assets among the holders of shares of its capital stock or make any change in its capital structure, provided that:

             (a) the BORROWER or any CREDIT PARTY may pay dividends in shares of its own capital stock;

             (b) any GUARANTOR may pay dividends or make other distributions to, or redeem or acquire its capital stock from, the BORROWER or any other CREDIT PARTY; and

             (c) provided there are no DEFAULTS under this AGREEMENT, the BORROWER may redeem or acquire its capital stock from its shareholders provided that the aggregate amount paid by the BORROWER in connection with any such redemptions or acquisitions after the CLOSING DATE shall not exceed Five Hundred Thousand DOLLARS ($500,000.00).

       Section 10.8. Limitations On Exchange And Issuance Of Capital Stock. Issue, sell or otherwise dispose of any class or series of capital stock that, by its terms or by the terms of any security into which it is convertible or exchangeable, is, or upon the happening of an event or passage of time would be, (a) convertible or exchangeable into DEBT or (b) required to be redeemed or repurchased, including at the option of the holder, in whole or in part, or has, or upon the happening of an event or passage of time would have, a redemption or similar payment due.

       Section 10.9.          Transactions With Affiliates And Subsidiaries.
Directly or indirectly: (a) make any loan or advance to, or purchase or assume any note or other obligation to or from, any of its officers, directors, shareholders, other AFFILIATES or any SUBSIDIARIES (other than CREDIT PARTIES), or to or from any member of the immediate family of any of its officers, directors, shareholders, other AFFILIATES or SUBSIDIARIES, or subcontract any operations to any of its AFFILIATES, or any SUBSIDIARIES (other than CREDIT PARTIES), except for loans or advances which when aggregated with investments permitted under Subsection 10.4.(f) do not exceed at any time the aggregate amount of Three Million DOLLARS ($3,000,000.00);
or (b) enter into, or be a party to, any transaction with any of its AFFILIATES, or any SUBSIDIARIES (other than CREDIT PARTIES), except pursuant to fair and reasonable terms that are no less favorable to it than it would obtain in a comparable arm's length transaction with a PERSON not its AFFILIATE or SUBSIDIARY.

       Section 10.10. Certain Accounting Changes. Change its FISCAL YEAR-end, or make any change in its accounting treatment and reporting practices except as is consistent with by GAAP.

       Section 10.11. Amendments And Restricted Payments. Amend or modify (or permit the modification or amendment of) any of the terms or provisions of the SUBORDINATED DEBT or the SENIOR NOTES or make any RESTRICTED PAYMENT.

       Section 10.12. Restrictive Agreements. Enter into any DEBT which contains any negative pledge on assets, or which restricts, limits or otherwise encumbers its ability to incur LIENS on or with respect to any of its assets or properties or which contains any restrictive covenants, in each case more restrictive than the provisions of Articles VIII, IX and X hereof.


                                     ARTICLE XI
                                DEFAULT AND REMEDIES

       Section 11.1. Events Of Default. Each of the following shall constitute an EVENT OF DEFAULT, whatever the reason for such event and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment or order of any court or any order, rule or regulation of any GOVERNMENTAL AUTHORITY or otherwise:

             (a) Default In Payment Of Principal Of Loans And Reimbursement Obligations. The BORROWER shall default in any payment of principal of any LOAN, NOTE or REIMBURSEMENT OBLIGATION when and as due (whether at maturity, by reason of acceleration or otherwise).

             (b) Other Payment Default. The BORROWER shall default in the payment when and as due (whether at maturity, by reason of acceleration or otherwise) of interest on any LOAN, NOTE or REIMBURSEMENT OBLIGATION or the payment of any other OBLIGATION, and such default shall continue unremedied for five (5) BUSINESS DAYS.

             (c) Misrepresentation. Any representation or warranty made or deemed to be made by the BORROWER or any of its SUBSIDIARIES under this AGREEMENT, any LOAN DOCUMENT or any amendment hereto or thereto, shall at any time prove to have been incorrect or misleading in any material respect when made or deemed made.

             (d) Default In Performance Of Certain Covenants. The BORROWER shall default in the performance or observance of any covenant or agreement contained in Section 7.6 or Articles IX or X of this AGREEMENT.

             (e) Default In Performance Of Other Covenants And Conditions. The BORROWER or any other CREDIT PARTY shall default in the performance or observance of any term, covenant, condition or agreement contained in (i) this AGREEMENT (other than as specifically provided for otherwise in this Section 11.1) and such default shall continue for a period of thirty (30) days after written notice thereof has been given to the BORROWER by the ADMINISTRATIVE AGENT, or (ii) any other LOAN DOCUMENT and such default shall continue beyond the expiration of any applicable cure period after the giving of any required notice.

             (f) Hedging Agreement. Any termination payment shall be due by the BORROWER under any HEDGING AGREEMENT and such amount is not paid within five (5) BUSINESS DAYS of the due date thereof.

             (g) Debt Cross-Default. The BORROWER or any other CREDIT PARTY shall (i) default in the payment of any DEBT (other than the NOTES or any REIMBURSEMENT OBLIGATION, but specifically including, without limitation, the SUBORDINATED DEBT and the SENIOR NOTES) the aggregate outstanding amount of which is in excess of Three Million DOLLARS ($3,000,000.00) beyond the period of grace if any, provided in the instrument or agreement under which such DEBT was created or (ii) default in the observance or performance of any other agreement or condition relating to any DEBT (other than the NOTES or any REIMBURSEMENT OBLIGATION, but specifically including, without limitation, the SUBORDINATED DEBT and the SENIOR NOTES) the aggregate outstanding amount of which is in excess of Three Million DOLLARS ($3,000,000.00) or contained in any instrument or agreement evidencing, securing or relating thereto or any other event shall occur or condition exist, the effect of which default or other event or condition is to cause, or to permit the holder or holders of such DEBT (or a trustee or agent on behalf of such holder or holders) to cause, with the giving of notice or the expiration of time if required, any such DEBT to become due prior to its stated maturity (any applicable grace period having expired).

             (h) Other Cross-Defaults. The BORROWER or any other CREDIT PARTY shall default in the payment when due, or in the performance or observance, of any material obligation or condition of any MATERIAL CONTRACT (other than those MATERIAL CONTRACTS provided for otherwise in Subsection 11.1.(g) above) unless, but only as long as (i) the existence of any such default is being contested by the BORROWER or such SUBSIDIARY in good faith by appropriate proceedings and adequate reserves in respect thereof have been established on the books of the BORROWER or such SUBSIDIARY to the extent required by GAAP, or (ii) the termination of such MATERIAL CONTRACT and any liability of the applicable CREDIT PARTY resulting from such default would not have a MATERIAL ADVERSE EFFECT.

             (i) Change In Control. Any PERSON or group of PERSONS (within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended) shall obtain ownership or control in one or more series of transactions of more than twenty-five percent (25%) of the common stock of the BORROWER entitled to vote in the election of members of the board of directors of the BORROWER or there shall have occurred under any indenture or other instrument evidencing any DEBT in excess of Three Million DOLLARS ($3,000,000.00) any "change in control" or "distribution date" (as defined in such indenture or other evidence of DEBT) obligating the BORROWER, or permitting the holder thereof to require the BORROWER, to repurchase, redeem or repay all or any part of the DEBT or capital stock provided for therein (any such event, a "CHANGE IN CONTROL").

             (j) Voluntary Bankruptcy Proceeding. The BORROWER or any GUARANTOR shall (i) commence a voluntary case under the federal bankruptcy laws (as now or hereafter in effect) (ii) file a petition seeking to take advantage of any other laws, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding up or composition for adjustment of debts
(iii) consent to or fail to contest in a timely and appropriate manner any petition filed against it in an involuntary case under such bankruptcy laws or other laws (iv) apply for or consent to, or fail to contest in a timely and appropriate manner, the appointment of, or the taking of possession by, a receiver, custodian, trustee, or liquidator of itself or of a substantial part of its property, domestic or foreign (v) admit in writing its inability to pay its debts as they become due (vi) make a general assignment for the benefit of creditors, or (vii) take any corporate action for the purpose of authorizing any of the foregoing.

             (k) Involuntary Bankruptcy Proceeding. A case or other proceeding shall be commenced against the BORROWER or any GUARANTOR in any court of competent jurisdiction seeking (i) relief under the federal bankruptcy laws (as now or hereafter in effect) or under any other laws, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding up or adjustment of debts or (ii) the appointment of a trustee, receiver, custodian, liquidator or the like for the BORROWER or any GUARANTOR thereof or for all or any substantial part of their respective assets, domestic or foreign, and such case or proceeding shall continue undismissed or unstayed for a period of sixty (60) consecutive days, or an order granting the relief requested in such case or proceeding (including, but not limited to, an order for relief under such federal bankruptcy laws) shall be entered.

             (l) Failure Of Agreements. Any material provision of this AGREEMENT or of any other LOAN DOCUMENT shall for any reason cease to be valid and binding on any CREDIT PARTY a party thereto or any such PERSON shall so state in writing, or this AGREEMENT or any other LOAN DOCUMENT shall for any reason cease to create a valid and perfected first priority LIEN on, or security interest in, any of the collateral purported to be covered thereby, in each case other than in accordance with the express terms hereof or thereof.

             (m) Termination Event. The occurrence of any of the following events: (i) the BORROWER or any ERISA AFFILIATE fails to make full payment when due of amounts in an aggregate amount in excess of One Million DOLLARS ($1,000,000.00) which, under the provisions of any PENSION PLAN or Section
412 of the CODE, the BORROWER or any ERISA AFFILIATE is required to pay as contributions thereto (ii) an accumulated funding deficiency in excess of One

Million DOLLARS ($1,000,000.00) occurs or exists, whether or not waived, with respect to any PENSION PLAN, (iii) a TERMINATION EVENT, or (iv) except as such event relates to withdrawal from the MULTIEMPLOYER PLAN described in footnote 13 to the BORROWER'S and its SUBSIDIARIES' audited financial statements for the year ended December 31, 1994, the BORROWER or any ERISA AFFILIATE as employers under one or more MULTIEMPLOYER PLAN makes a complete or partial withdrawal from any such MULTIEMPLOYER PLAN and the plan sponsor of such MULTIEMPLOYER PLANS notifies such withdrawing employer that such employer has incurred a withdrawal liability requiring payments in an amount exceeding One Million DOLLARS ($1,000,000.00).

             (n) Judgment. A judgment or order for the payment of money or judgments or orders for the payment of money shall be entered against the BORROWER or any of its SUBSIDIARIES by any court and such judgment(s) or order(s) shall continue undischarged or unstayed for a period of thirty (30) days, provided that the aggregate of all such judgments and orders exceeds Three Million DOLLARS ($3,000,000.00).

       Section 11.2. Remedies. Upon the occurrence of an EVENT OF DEFAULT, with the consent of the REQUIRED LENDERS, the AGENTS may, or upon the request of the REQUIRED LENDERS, the AGENTS shall, by notice to the BORROWER, take any or all of the following actions:

             (a) Acceleration; Termination Of Facilities. The ADMINISTRATIVE AGENT shall declare the principal of and interest on the LOANS, the NOTES and the REIMBURSEMENT OBLIGATIONS at the time outstanding, and all other amounts owed to the LENDERS, the ISSUING BANK, and to the AGENTS under this AGREEMENT or any of the other LOAN DOCUMENTS (including, without limitation, all L/C OBLIGATIONS, whether or not the beneficiaries of the then outstanding LETTERS OF CREDIT shall have presented the documents required thereunder) and all other OBLIGATIONS, to be forthwith due and payable, whereupon the same shall immediately become due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived, anything in this AGREEMENT or the other LOAN DOCUMENTS to the contrary notwithstanding, and terminate the CREDIT FACILITY and any right of the BORROWER to request borrowings or LETTERS OF CREDIT thereunder; provided, that upon the occurrence of an EVENT OF DEFAULT specified in Subsections 11.1.(j) or (k), the CREDIT FACILITY shall be automatically terminated and all OBLIGATIONS shall automatically become due and payable.

             (b) Letters Of Credit. The ADMINISTRATIVE AGENT shall, with respect to all LETTERS OF CREDIT with respect to which presentment for honor shall not have occurred at the time of an acceleration pursuant to the preceding subsection, require the BORROWER at such time to deposit in a cash collateral account opened by the COLLATERAL AGENT an amount equal to the aggregate then undrawn and unexpired amount of such LETTERS OF CREDIT. Amounts held in such cash collateral account shall be applied by the COLLATERAL AGENT to the payment of drafts drawn under such LETTERS OF CREDIT, and the unused portion thereof after all such LETTERS OF CREDIT shall have expired or been fully drawn upon, if any, shall be applied to repay the other OBLIGATIONS. After all such LETTERS OF CREDIT shall have expired or been fully drawn upon, the REIMBURSEMENT OBLIGATION shall have been satisfied and all other OBLIGATIONS shall have been paid in full, the balance, if any, in such cash collateral account shall be returned to the BORROWER.

             (c) Rights Of Collection. The AGENTS shall exercise on behalf of the LENDERS all rights and remedies available under this AGREEMENT, the other LOAN DOCUMENTS and APPLICABLE LAW, in order to satisfy all of the BORROWER'S OBLIGATIONS.

       Section 11.3.          Rights And Remedies Cumulative; Non-Waiver; Etc.
The enumeration of the rights and remedies of the AGENTS and the LENDERS set forth in this AGREEMENT is not intended to be exhaustive and the exercise by the AGENTS and the LENDERS of any right or remedy shall not preclude the exercise of any other rights or remedies, all of which shall be cumulative, and shall be in addition to any other right or remedy given hereunder or under the LOAN DOCUMENTS or that may now or hereafter exist in law or in equity or by suit or otherwise. No delay or failure to take action on the part of the AGENTS or any LENDER in exercising any right, power or privilege shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude other or further exercise thereof or the exercise of any other right, power or privilege or shall be construed to be a waiver of any EVENT OF DEFAULT. No course of dealing between the BORROWER, the AGENTS and the LENDERS or their respective agents or employees shall be effective to change, modify or discharge any provision of this AGREEMENT or any of the other LOAN DOCUMENTS or to constitute a waiver of any EVENT OF DEFAULT.


                                     ARTICLE XII
                                     THE AGENTS

       Section 12.1. Appointment. Each of the LENDERS hereby irrevocably designates and appoints FUCC as ADMINISTRATIVE AGENT and as COLLATERAL AGENT of such LENDER under this AGREEMENT and the other LOAN DOCUMENTS and each such LENDER irrevocably authorizes FUCC as ADMINISTRATIVE AGENT and COLLATERAL AGENT for such LENDER, to take such action on its behalf under the provisions of this AGREEMENT and the other LOAN DOCUMENTS and to exercise such powers and perform such duties as are expressly delegated to the AGENTS by the terms of this AGREEMENT and such other LOAN DOCUMENTS, together with such other powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary elsewhere in this AGREEMENT or such other LOAN DOCUMENTS, the AGENTS shall not have any duties or responsibilities, except those expressly set forth herein and therein, or any fiduciary relationship with any LENDER, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this AGREEMENT or the other LOAN DOCUMENTS or otherwise exist against the AGENTS.

       Section 12.2. Delegation Of Duties. The AGENTS may execute any of their respective duties under this AGREEMENT and the other LOAN DOCUMENTS by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The AGENTS shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by the AGENTS with reasonable care.

       Section 12.3. Exculpatory Provisions. Neither the AGENTS nor any of the respective officers, directors, employees, agents, attorneys-in-fact, SUBSIDIARIES or AFFILIATES of the AGENTS shall be: (a) liable for any action lawfully taken or omitted to be taken by it or such PERSON under or in connection with this AGREEMENT or the other LOAN DOCUMENTS (except for actions occasioned solely by its or such PERSON'S own gross negligence or willful misconduct); or (b) responsible in any manner to any of the LENDERS for any recitals, statements, representations or warranties made by the BORROWER or any of its SUBSIDIARIES or any officer thereof contained in this AGREEMENT or the other LOAN DOCUMENTS or in any certificate, report, statement or other document referred to or provided for in, or received by the AGENTS under or in connection with, this AGREEMENT or the other LOAN DOCUMENTS or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this AGREEMENT or the other LOAN DOCUMENTS or for any failure of the BORROWER or any of its SUBSIDIARIES to perform its OBLIGATIONS hereunder or thereunder. Each LENDER acknowledges that all financing statements and other documents filed in public records in order to evidence or perfect the LIENS granted in the LOAN DOCUMENTS shall name only the COLLATERAL AGENT, as collateral agent, as the secured party or LIEN holder. The AGENTS shall not be under any obligation to any LENDER to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this AGREEMENT, or to inspect the properties, books or records of the BORROWER or any of its SUBSIDIARIES.

       Section 12.4. Reliance By The Agents. The AGENTS shall be entitled to rely, and shall be fully protected in relying, upon any NOTE, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper PERSON or PERSONS and upon advice and statements of legal counsel (including, without limitation, counsel to the BORROWER), independent accountants and other experts selected by the AGENTS. The AGENTS may deem and treat the payee of any NOTE as the owner thereof for all purposes unless such NOTE shall have been transferred in accordance with Section 13.9 hereof. Each AGENT shall be fully justified in failing or refusing to take any action under this AGREEMENT and the other LOAN DOCUMENTS unless it shall first receive such advice or concurrence of the MAJORITY LENDERS (or, when expressly required hereby or by the relevant other LOAN DOCUMENT, the MAJORITY LENDERS which must include the COLLATERAL AGENT, the REQUIRED LENDERS, or all the LENDERS, as the case may be) as it deems appropriate or it shall first be indemnified to its satisfaction by the

LENDERS against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action except for its own gross negligence or willful misconduct. Each AGENT shall in all cases be fully protected in acting, or in refraining from acting, under this AGREEMENT and the NOTES in accordance with a request of the MAJORITY LENDERS (or, when expressly required hereby, the MAJORITY LENDERS which must include the COLLATERAL AGENT, the REQUIRED LENDERS or all the LENDERS, as the case may be), and such request and any action taken or failure to act pursuant thereto shall be binding upon all the LENDERS and all future holders of the NOTES.

       Section 12.5. Notice Of Default. The AGENTS shall not be deemed to have knowledge or notice of the occurrence of any DEFAULT or EVENT OF
DEFAULT hereunder unless it has received notice from a LENDER or the BORROWER referring to this AGREEMENT, describing such DEFAULT or EVENT OF DEFAULT and stating that such notice is a "NOTICE OF DEFAULT". In the event that the ADMINISTRATIVE AGENT receives such a notice, it shall promptly give notice thereof to the LENDERS. The AGENTS shall take such action with respect to such DEFAULT or EVENT OF DEFAULT as shall be reasonably directed by the REQUIRED LENDERS; provided that unless and until the AGENTS shall have received such directions, the AGENTS may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such DEFAULT or EVENT OF DEFAULT as they shall deem advisable in the best interests of the LENDERS.

       Section 12.6. Non-Reliance On The Agents And Other Lenders. Each LENDER expressly acknowledges that neither the ADMINISTRATIVE AGENT, the COLLATERAL AGENT nor any of the respective officers, directors, employees, agents, attorneys-in-fact, SUBSIDIARIES or AFFILIATES of the AGENTS has made any representations or warranties to it and that no act by the AGENTS hereinafter taken, including any review of the affairs of the BORROWER or any of its SUBSIDIARIES, shall be deemed to constitute any representation or warranty by either AGENT to any LENDER. Each LENDER represents to the AGENTS that it has, independently and without reliance upon the AGENTS or any other LENDER, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, financial and other condition and creditworthiness of the BORROWER and its SUBSIDIARIES and made its own decision to make its LOANS and issue or participate in LETTER OF CREDIT hereunder and enter into this AGREEMENT. Each LENDER also represents that it will, independently and without reliance upon the AGENTS or any other LENDER, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this AGREEMENT and the other LOAN DOCUMENTS, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the BORROWER and its SUBSIDIARIES. Except for notices, reports and other documents expressly required to be furnished to the LENDERS by the AGENTS hereunder or by the other LOAN DOCUMENTS, neither AGENT shall have any duty or responsibility to provide any LENDER with any credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of the BORROWER or any of its SUBSIDIARIES which may come into the possession of that AGENT or any of its respective officers, directors, employees, agents, attorneys-in-fact, SUBSIDIARIES or AFFILIATES.

       Section 12.7. Indemnification. The LENDERS agree to indemnify the AGENTS in their respective capacities as such and (to the extent not reimbursed by the BORROWER and without limiting the obligation of the BORROWER to do so), ratably according to the respective amounts of their COMMITMENT PERCENTAGES, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time (including, without limitation, at any time following the payment of the NOTES or any REIMBURSEMENT OBLIGATION) be imposed on, incurred by or asserted against either AGENT in any way relating to or arising out of this AGREEMENT or the other LOAN DOCUMENTS, or any documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby or any action taken or omitted by an AGENT under or in connection with any of the foregoing; provided that no LENDER shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting solely from the respective AGENT'S bad faith, gross negligence or willful misconduct. The agreements in this Section 12.7 shall survive the payment of the NOTES, any REIMBURSEMENT OBLIGATION and all other amounts payable hereunder and the termination of this AGREEMENT.

       Section 12.8. The Agents In Their Individual Capacities. Each AGENT and its parent and respective SUBSIDIARIES and AFFILIATES may make loans to, accept deposits from and generally engage in any kind of business with the BORROWER as though the AGENT were not an AGENT hereunder. With respect to any LOANS made or renewed by it and any NOTE issued to it and with respect to any LETTER OF CREDIT issued by it or participated in by it, each AGENT shall have the same rights and powers under this AGREEMENT and the other LOAN DOCUMENTS as any LENDER and may exercise the same as though it were not an AGENT, and the terms "LENDER" and "LENDERS" shall include the AGENTS in their individual capacities.

       Section 12.9.          Resignation Of The Agents; Successor Agent.
Subject to the appointment and acceptance of a successor as provided below, either AGENT may resign at any time by giving notice thereof to the LENDERS and the BORROWER. Upon any such resignation, the MAJORITY LENDERS shall have the right to appoint a successor AGENT, which successor shall have minimum capital and surplus of at least Five Hundred Million DOLLARS ($500,000,000.00) and shall be reasonably acceptable to the BORROWER. If no successor AGENT shall have been so appointed by the MAJORITY LENDERS and shall have accepted such appointment within thirty (30) days after the AGENT'S giving of notice of resignation, then the AGENT may, on behalf of the

LENDERS, appoint a successor AGENT, which successor shall have minimum capital and surplus of at least Five Hundred Million DOLLARS ($500,000,000.00) and shall be reasonably acceptable to the BORROWER. Upon the acceptance of any appointment as AGENT hereunder by a successor AGENT, such successor AGENT shall thereupon succeed to and become vested with all rights, powers, privileges and duties of the retiring AGENT, and the retiring AGENT shall be discharged from its duties and obligations hereunder. After any retiring AGENT'S resignation hereunder as AGENT, the provisions of this
Section 12.9 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as AGENT.


                                    ARTICLE XIII
                                    MISCELLANEOUS

       Section 13.1.          Notices.

             (a) Method Of Communication. Except as otherwise provided in this AGREEMENT, all notices and communications hereunder shall be in writing, or by telephone subsequently confirmed in writing. Any notice shall be effective if delivered by hand delivery or sent via telecopy, recognized overnight courier service or certified mail, return receipt requested, and shall be presumed to be received by a party hereto (i) on the date of delivery if delivered by hand or sent by telecopy, (ii) on the next BUSINESS DAY if sent by recognized overnight courier service and (iii) on the third BUSINESS DAY following the date sent by certified mail, return receipt requested. A telephonic notice to an AGENT as understood by the AGENT will be deemed to be the controlling and proper notice in the event of a discrepancy with or failure to receive a confirming written notice.

       (b) Addresses For Notices. Notices to any party shall be sent to it at the following addresses, or any other address as to which all the other parties are notified in writing.

       If to the BORROWER or any CREDIT PARTY:

             UNC INCORPORATED
             175 Admiral Cochrane Drive
             Annapolis, Maryland 21401-7394
             ATTN:  Gregory M. Bubb, Vice President and Treasurer
             Telephone No.:  (410) 266-7333
             Telecopy No.:  (410) 224-0439

       With copies to:

             UNC INCORPORATED
             175 Admiral Cochrane Drive
             Annapolis, Maryland 21401-7394
             ATTN:  Richard H. Lange, Senior Vice
                      President and General Counsel
             Telephone No.:  (410) 266-7333
             Telecopy No.:  (410) 266-7471

       If to FUCC as ADMINISTRATIVE AGENT or COLLATERAL AGENT:

             FIRST UNION COMMERCIAL CORPORATION
             Leveraged Finance
             One First Union Center
             301 South College Street, TW-18 Mail Code - NC-0737
             Charlotte, North Carolina 28288-0735
             ATTN:  Kerry Barker, Vice President
             Telephone No.: (704) 374-6305
             Telecopy No.:  (704) 374-3300

       With copies to:

             FIRST UNION COMMERCIAL CORPORATION
             111 South Calvert Street, Suite 2700
             Baltimore, Maryland 21202
             ATTN:  Harold K. Wallace, Vice President
             Telephone No.:  (410) 385-5335
             Telecopy No.:  (410) 385-5201

       If to FUCC as ISSUING BANK:

             FIRST UNION NATIONAL BANK OF NORTH CAROLINA
             Leveraged Finance
             One First Union Center
             301 South College Street, TW-18 Mail Code - NC-0737
             Charlotte, North Carolina 28288-0735
             ATTN:  Kerry Barker, Vice President
             Telephone No.: (704) 374-6305
             Telecopy No.:  (704) 374-3300

       With copies to:

             FIRST UNION COMMERCIAL CORPORATION
             111 South Calvert Street, Suite 2700
             Baltimore, Maryland 21202
             ATTN:  Harold K. Wallace, Vice President
             Telephone No.:  (410) 385-5335
             Telecopy No.:  (410) 385-5201

       If to any LENDER:

             To the Address set forth on
             Schedule 1 hereto

             (c) Agent's Office. The ADMINISTRATIVE AGENT hereby designates its office located at the address set forth above, or any subsequent office which shall have been specified for such purpose by written notice to the BORROWER, the ISSUING BANK, the COLLATERAL AGENT, and LENDERS, as the AGENT'S OFFICE referred to herein, to which payments due are to be made and at which LOANS will be disbursed.

       Section 13.2. Expenses; Indemnity. The BORROWER will: (a) pay all out-of-pocket expenses of the AGENTS in connection with (i) the preparation, execution and delivery of this AGREEMENT and each other LOAN DOCUMENT, whenever the same shall be executed and delivered, including without limitation all out-of-pocket syndication and due diligence expenses, and reasonable fees and disbursements of counsel for the AGENTS, (ii) the preparation, execution and delivery of any waiver, amendment or consent by the AGENTS, the ISSUING BANK or the LENDERS relating to this AGREEMENT or any other LOAN DOCUMENT, including without limitation reasonable fees and disbursements of counsel for the AGENTS, and (iii) the administration and enforcement of any rights and remedies of the AGENTS, the ISSUING BANK and LENDERS under the CREDIT FACILITY, including consulting with appraisers, accountants, engineers, attorneys and other PERSONS concerning the nature, scope or value of any right or remedy of the AGENTS, the ISSUING BANK or any LENDER hereunder or under any other LOAN DOCUMENT, including any review of factual matters in connection therewith, which expenses shall include without limitation the reasonable fees and disbursements of such PERSONS; and (b) defend, indemnify and hold harmless the AGENTS, the ISSUING BANK and the LENDERS, and their respective parents, SUBSIDIARIES, AFFILIATES, employees, agents, officers and directors, from and against any losses, penalties, fines liabilities, settlements, damages, costs and expenses, suffered by any such PERSON in connection with any claim, investigation, litigation or other proceeding (whether or not either AGENT, the ISSUING BANK or any LENDER is a party thereto) and the prosecution and defense thereof, arising out of or in any way connected with the AGREEMENT, any other LOAN DOCUMENT or the LOANS, including without limitation reasonable attorney's and consultant's fees, except to the extent that any of the foregoing directly result from the gross negligence or willful misconduct of the party seeking indemnification therefor.

       Section 13.3. Set-Off. In addition to any rights now or hereafter granted under APPLICABLE LAW and not by way of limitation of any such rights, upon and after the occurrence of any EVENT OF DEFAULT and during the continuance thereof, the LENDERS and any assignee or participant of a LENDER in accordance with Section 13.9 are hereby authorized by the BORROWER at any time or from time to time, without notice to the BORROWER or to any other PERSON, any such notice being hereby expressly waived, to set off and to appropriate and to apply any and all deposits (general or special, time or demand, including, but not limited to, indebtedness evidenced by certificates of deposit, whether matured or unmatured) and any other indebtedness at any time held or owing by the LENDERS, or any such assignee or participant to or for the credit or the account of the BORROWER against and on account of the OBLIGATIONS irrespective of whether or not (a) the LENDERS shall have made any demand under this AGREEMENT or any of the other LOAN DOCUMENTS or (b) the ADMINISTRATIVE AGENT shall have declared any or all of the OBLIGATIONS to be due and payable as permitted by Section 11.2 and although such OBLIGATIONS shall be contingent or unmatured.

       Section 13.4. Governing Law. This AGREEMENT, the NOTES and the other LOAN DOCUMENTS, unless otherwise expressly set forth therein, shall be governed by, construed and enforced in accordance with the laws of the State of Maryland, without reference to the conflicts or choice of law principles thereof.

       Section 13.5. Consent To Jurisdiction. The BORROWER hereby irrevocably consents to the personal jurisdiction of the state and federal courts located in Baltimore City, Maryland, in any action, claim or other proceeding arising out of any dispute in connection with this AGREEMENT, the NOTES and the other LOAN DOCUMENTS, any rights or obligations hereunder or thereunder, or the performance of such rights and obligations. The BORROWER hereby irrevocably consents to the service of a summons and complaint and other process in any action, claim or proceeding brought by either AGENT, the ISSUING BANK, or any LENDER in connection with this AGREEMENT, the NOTES or the other LOAN DOCUMENTS, any rights or obligations hereunder or thereunder, or the performance of such rights and obligations, on behalf of itself or its property, in the manner specified in Section 13.1. Nothing in this Section
13.5 shall affect the right of the AGENTS, the ISSUING BANK, or any LENDER to serve legal process in any other manner permitted by APPLICABLE LAW or affect the right of the AGENTS, the ISSUING BANK, or any LENDER to bring any action or proceeding against the BORROWER or its properties in the courts of any other jurisdictions.

       Section 13.6. WAIVER OF JURY TRIAL. THE AGENTS, THE ISSUING BANK, EACH LENDER AND THE BORROWER HEREBY IRREVOCABLY WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL WITH RESPECT TO ANY ACTION, CLAIM OR OTHER PROCEEDING ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS AGREEMENT, THE NOTES OR THE OTHER LOAN DOCUMENTS, ANY RIGHTS OR OBLIGATIONS HEREUNDER OR THEREUNDER, OR THE PERFORMANCE OF SUCH RIGHTS AND OBLIGATIONS.

       Section 13.7. Reversal Of Payments. To the extent the BORROWER makes a payment or payments to the ISSUING BANK or the ADMINISTRATIVE AGENT for the ratable benefit of the LENDERS or an AGENT receives any payment or proceeds of the collateral, which payments or proceeds or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law or equitable cause, then, to the extent of such payment or proceeds repaid, the OBLIGATIONS or part thereof intended to be satisfied shall be revived and continued in full force and effect as if such payment or proceeds had not been received by the ISSUING BANK or an AGENT.

       Section 13.8. Accounting Matters. All financial and accounting calculations, measurements and computations made for any purpose relating to this AGREEMENT, including, without limitation, all computations utilized by the BORROWER or any other CREDIT PARTY to determine compliance with any covenant contained herein, shall, except as otherwise expressly contemplated hereby or unless there is an express written direction by the ADMINISTRATIVE AGENT to the contrary agreed to by the BORROWER, be performed in accordance with GAAP. In the event that changes in GAAP shall be mandated by the Financial Accounting Standards Board, or any similar accounting body of comparable standing, or shall be recommended by the BORROWER'S certified public accountants, to the extent that such changes would modify such accounting terms or the interpretation or computation thereof, such changes shall be followed in defining such accounting terms only from and after the date the BORROWER and the LENDERS shall have amended this AGREEMENT to the extent necessary to reflect any such changes in the financial covenants and other terms and conditions of this AGREEMENT.

       Section 13.9.          Successors And Assigns; Participations.

             (a) Benefit Of Agreement. This AGREEMENT shall be binding upon and inure to the benefit of the BORROWER, the AGENTS, the ISSUING BANK, and the LENDERS, all future holders of the NOTES, and their respective successors and assigns, except that the BORROWER shall not assign or transfer any of its rights or OBLIGATIONS under this AGREEMENT without the prior written consent of each LENDER.

             (b) Assignment By Lenders. Each LENDER may, with the consent of the ADMINISTRATIVE AGENT, which consent shall not be unreasonably withheld, assign to one or more ELIGIBLE ASSIGNEES all or a portion of its interests, rights and obligations under this AGREEMENT (including, without limitation, all or a portion of the EXTENSIONS OF CREDIT at the time owing to it and the NOTES held by it); provided that:

                    (i) each such assignment shall be of a constant, and not a varying, percentage of all the assigning LENDER'S rights and obligations under this AGREEMENT;

                    (ii) if less than all of the assigning LENDER'S COMMITMENT is to be assigned, the COMMITMENT so assigned shall not be less than Five Million DOLLARS ($5,000,000.00);

                    (iii) the parties to each such assignment shall execute and deliver to the ADMINISTRATIVE AGENT, for its acceptance and recording in the REGISTER, an ASSIGNMENT AND ACCEPTANCE in the form of Exhibit J attached hereto, together with any NOTE or NOTES subject to such assignment;

                    (iv) such assignment shall not, without the consent of the BORROWER, require the BORROWER to file a registration statement with the Securities and Exchange Commission or apply to or qualify the LOANS or the NOTES under the blue sky laws of any state; and

                    (v) in connection with any such assignment after the SYNDICATION COMPLETION DATE, the assigning LENDER shall pay to the ADMINISTRATIVE AGENT an assignment fee of Two Thousand Five Hundred DOLLARS ($2,500.00) upon the execution by such LENDER of the ASSIGNMENT AND ACCEPTANCE; provided that no such fee shall be payable upon any assignment by a LENDER to an AFFILIATE thereof.

Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each ASSIGNMENT AND ACCEPTANCE, which effective date shall be at least five (5) BUSINESS DAYS after the execution thereof,
(1) the assignee thereunder shall be a party hereto and, to the extent provided in such ASSIGNMENT AND ACCEPTANCE, have the rights and OBLIGATIONS of a LENDER hereby and (2) the LENDER thereunder shall, to the extent provided in such assignment, be released from its obligations under this AGREEMENT.

             (c) Rights And Duties Upon Assignment. By executing and delivering an ASSIGNMENT AND ACCEPTANCE, the assigning LENDER thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as set forth in such ASSIGNMENT AND ACCEPTANCE.

             (d) Register. The ADMINISTRATIVE AGENT shall maintain a copy of each ASSIGNMENT AND ACCEPTANCE delivered to it and a register for the recordation of the names and addresses of the LENDERS and the amount of the EXTENSIONS OF CREDIT with respect to each LENDER from time to time (the "REGISTER"). The entries in the REGISTER shall be conclusive, in the absence of manifest error, and the BORROWER, the AGENTS and the LENDERS may treat each PERSON whose name is recorded in the REGISTER as a LENDER hereunder for all purposes of this AGREEMENT. The REGISTER shall be available for inspection by the BORROWER or LENDER at any reasonable time and from time to time upon reasonable prior notice.

             (e) Issuance Of New Notes. Upon its receipt of an ASSIGNMENT AND ACCEPTANCE executed by an assigning LENDER and an ELIGIBLE ASSIGNEE together with any NOTE or NOTES subject to such assignment and the written consent to such assignment, the ADMINISTRATIVE AGENT shall, if such ASSIGNMENT AND ACCEPTANCE has been completed and is substantially in the form of Exhibit J:

                    (i)       accept such ASSIGNMENT AND ACCEPTANCE;

                    (ii) record the information contained therein in the REGISTER;

                    (iii) give prompt notice thereof to the LENDERS, the ISSUING BANK, and the BORROWER; and

                    (iv) promptly deliver a copy of such ASSIGNMENT AND ACCEPTANCE to the BORROWER.

Within five (5) BUSINESS DAYS after receipt of notice, the BORROWER shall execute and deliver to the ADMINISTRATIVE AGENT, in exchange for the surrendered NOTE or NOTES, a new NOTE or NOTES to the order of such ELIGIBLE ASSIGNEE in amounts equal to the COMMITMENT assumed by it pursuant to such ASSIGNMENT AND ACCEPTANCE and a new NOTE or NOTES to the order of the assigning LENDER in an amount equal to the COMMITMENT retained by it hereunder. Such new NOTE or NOTES shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered NOTE or NOTES, shall be dated the effective date of such ASSIGNMENT AND ACCEPTANCE and shall otherwise be in substantially the form of the assigned NOTES delivered to the assigning LENDER. Each surrendered NOTE or NOTES shall be canceled and returned to the BORROWER.

             (f) Participations. Each LENDER may sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this AGREEMENT (including, without limitation, all or a portion of its EXTENSIONS OF CREDIT and the NOTES held by it); provided that:

                    (i) each such participation shall be in an amount not less than Five Million DOLLARS ($5,000,000.00);

                    (ii) such LENDER'S obligations under this AGREEMENT (including, without limitation, its COMMITMENT) shall remain unchanged;

                    (iii) such LENDER shall remain solely responsible to the other parties hereto for the performance of such obligations;

                    (iv) such LENDER shall remain the holder of the NOTES held by it for all purposes of this AGREEMENT;

                    (v) the BORROWER, the AGENTS, the ISSUING BANK, and the other LENDERS shall continue to deal solely and directly with such LENDER in connection with such LENDER'S rights and obligations under this AGREEMENT;

                    (vi) such LENDER shall not permit such participant the right to approve any waivers, amendments or other modifications to this AGREEMENT or any other LOAN DOCUMENT other than waivers, amendments or modifications which would reduce the principal of or the interest rate on any LOAN or REIMBURSEMENT OBLIGATION, extend the term or increase the amount of the COMMITMENT, reduce the amount of any fees to which such participant is entitled, extend any scheduled payment date for principal of any LOAN or, except as expressly contemplated hereby or thereby, release any collateral securing the OBLIGATIONS or any SECURITY DOCUMENT; and

                    (vii) any such disposition shall not, without the consent of the BORROWER, require the BORROWER to file a registration statement with the Securities and Exchange Commission to apply to qualify the LOANS or the NOTES under the blue sky law of any state.

             (g) Disclosure Of Information; Confidentiality. The AGENTS and the LENDERS shall hold all non-public information with respect to the BORROWER obtained pursuant to the LOAN DOCUMENTS in accordance with their customary procedures for handling confidential information. Any LENDER may, in connection with any assignment, proposed assignment, participation or proposed participation pursuant to this Section 13.9, disclose to the assignee, participant, proposed assignee or proposed participant, any information relating to the BORROWER furnished to such LENDER by or on behalf of the BORROWER; provided, that prior to any such disclosure, each such assignee, proposed assignee, participant or proposed participant shall agree with the BORROWER or such LENDER to preserve the confidentiality of any confidential information relating to the BORROWER received from such LENDER.

             (h) Certain Pledges Or Assignments. Nothing herein shall prohibit any LENDER from pledging or assigning any NOTE to any Federal Reserve Bank in accordance with APPLICABLE LAW.

       Section 13.10. Amendments, Waivers And Consents. Except as set forth below, any term, covenant, agreement or condition of this AGREEMENT or any of the other LOAN DOCUMENTS may be amended or waived by the LENDERS, and any consent given by the LENDERS, if, but only if, such amendment, waiver or consent is in writing signed by the MAJORITY LENDERS (or by the ADMINISTRATIVE AGENT with the consent of the MAJORITY LENDERS) and delivered to the ADMINISTRATIVE AGENT and, in the case of an amendment, signed by the BORROWER; provided, that no amendment, waiver or consent: (a) shall (i) increase the amount or extend the time of the obligation of the LENDERS to make LOANS or issue or participate in LETTERS OF CREDIT (including without limitation pursuant to Section 2.6), (ii) extend the originally scheduled time or times of payment of the principal of any LOAN or REIMBURSEMENT OBLIGATION or the time or times of payment of interest on any LOAN or REIMBURSEMENT OBLIGATION, (iii) reduce the rate of interest or fees payable on any LOAN or REIMBURSEMENT OBLIGATION, (iv) reduce the fees payable upon the issuance of a LETTER OF CREDIT (other than the fee payable to the ISSUING BANK pursuant to subsection 3.3.(e) hereof which may be amended or waived by the ISSUING BANK without the consent of the LENDERS), (v) permit any subordination of the principal or interest on any LOAN or REIMBURSEMENT OBLIGATION, (vi) release any collateral or SECURITY DOCUMENT (other than as specifically permitted in this AGREEMENT or the applicable SECURITY
DOCUMENT), (vii) amend the provisions of this Section 13.10 or the definition of REQUIRED LENDERS or MAJORITY LENDERS or modify in any other manner the number or percentage of LENDERS required to make any determinations or waive any rights hereunder or to modify any provision hereof, (viii) release any GUARANTOR from liability under a GUARANTY AGREEMENT, (ix) modify the definition of "BORROWING BASE," "INVENTORY VALUE," or "LOAN RESERVE" except for such modifications which are permitted pursuant to the definitions of such terms, or (x) amend, modify or waive any provision of Sections 4.8, 4.9, 4.10, or 4.11, without the prior written consent of each LENDER; (b) amend, modify or waive any provision of Article IX without the prior written consent of the REQUIRED LENDERS; (c) amend, modify or waive any provision of Article III without the prior written consent of the ISSUING BANK; (d) amend, modify or waive any provision in Section 2.3 without the prior written consent of the ADMINISTRATIVE AGENT; or (e) amend, modify or waive any of the provisions of Article XII without the prior written consent of the AGENTS.

       Section 13.11. Performance Of Duties. The BORROWER'S OBLIGATIONS under this AGREEMENT and each of the LOAN DOCUMENTS shall be performed by the BORROWER at its sole cost and expense.

       Section 13.12. All Powers Coupled With Interest. All powers of attorney and other authorizations granted to the LENDERS, the AGENTS and any PERSONS designated by either AGENT or any LENDER pursuant to any provisions of this AGREEMENT or any of the other LOAN DOCUMENTS shall be deemed coupled with an interest and shall be irrevocable so long as any of the OBLIGATIONS remain unpaid or unsatisfied or the CREDIT FACILITY has not been terminated.

       Section 13.13. Survival Of Indemnities. Notwithstanding any termination of this AGREEMENT, the indemnities to which the AGENTS, the ISSUING BANK, and the LENDERS are entitled under the provisions of this
Article XIII and any other provision of this AGREEMENT and the LOAN DOCUMENTS shall continue in full force and effect and shall protect the AGENTS, the ISSUING BANK, and the LENDERS against events arising after such termination as well as before.

       Section 13.14. Titles And Captions. Titles and captions of Articles, Sections and subsections in this AGREEMENT are for convenience only, and neither limit nor amplify the provisions of this AGREEMENT.

       Section 13.15. Severability Of Provisions. Any provision of this AGREEMENT or any other LOAN DOCUMENT which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective only to the extent of such prohibition or unenforceability without invalidating the remainder of such provision or the remaining provisions hereof or thereof or affecting the validity or enforceability of such provision in any other jurisdiction.

       Section 13.16. Counterparts. This AGREEMENT may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and shall be binding upon all parties, their successors and assigns, and all of which taken together shall constitute one and the same agreement.

       Section 13.17. Term Of Agreement. This AGREEMENT shall remain in effect from the CLOSING DATE through and including the date upon which all OBLIGATIONS shall have been paid and satisfied in full. No termination of this AGREEMENT shall affect the rights and obligations of the parties hereto arising prior to such termination.

       IN WITNESS WHEREOF, the parties hereto have caused this AGREEMENT to be executed by their duly authorized officers, all as of the day and year first written above.

WITNESS/ATTEST:                         BORROWER:

                                        UNC INCORPORATED,
                                        A Delaware Corporation


_________________________               By:    _________________________(SEAL)
                                               Gregory M. Bubb,
                                               Vice President and Treasurer
WITNESS/ATTEST:                         ISSUING BANK:

                                        FIRST UNION NATIONAL BANK OF
                                          NORTH CAROLINA,
                                        A National Banking Association



_________________________               By:    _________________________(SEAL)
                                               Harold K. Wallace,
                                               Vice President

                                        ADMINISTRATIVE AGENT and
                                        COLLATERAL AGENT:

                                        FIRST UNION COMMERCIAL CORPORATION,
                                        A North Carolina Corporation



_________________________               By:    _________________________(SEAL)
                                               Harold K. Wallace,
                                               Vice President


                                        LENDERS:

                                        FIRST UNION COMMERCIAL CORPORATION,
                                        A North Carolina Corporation



_________________________               By:    _________________________(SEAL)
                                               Harold K. Wallace,
                                               Vice President

                                  REVOLVING CREDIT NOTE



$90,000,000.00                                        May 30, 1995



       FOR VALUE RECEIVED, the undersigned, UNC INCORPORATED, a corporation organized under the laws of the State of Delaware (the "BORROWER"), hereby promises to pay to the order of FIRST UNION COMMERCIAL CORPORATION, a North Carolina corporation (the "BANK"), at the times, at the place and in the manner provided in the CREDIT AGREEMENT hereinafter referred to, the principal sum of up to Ninety Million Dollars ($90,000,000.00), or, if less, the aggregate unpaid principal amount of all LOANS (as defined in the CREDIT AGREEMENT) disbursed by the BANK under the CREDIT AGREEMENT referred to below, together with interest at the rates as in effect from time to time with respect to each portion of the principal amount hereof, determined and payable as provided in Article IV of the CREDIT AGREEMENT.

       This NOTE is the NOTE referred to in, and is entitled to the benefits of, the Credit Agreement dated as of May 30, 1995 as amended or supplemented from time to time (the "CREDIT AGREEMENT") by and among the BORROWER, the LENDERS (including the BANK) party thereto (the "LENDERS"), First Union Commercial Corporation, as administrative agent and collateral agent, and First Union National Bank of North Carolina, as the issuing bank for letters of credit issued thereunder. The CREDIT AGREEMENT contains, among other things, provisions for the time, place and manner of payment of this NOTE, the determination of the interest rate borne by and fees payable in respect of this NOTE, acceleration of the payment of this NOTE upon the happening of certain stated events and the mandatory repayment of this NOTE under certain circumstances.

       The BORROWER agrees to pay on demand all costs of collection, including reasonable attorneys' fees, if any part of this NOTE, principal or interest, is collected after maturity with the aid of an attorney.

       Presentment for payment, notice of dishonor, protest and notice of protest are hereby waived.

       THIS NOTE IS MADE AND DELIVERED IN THE STATE OF MARYLAND AND SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF MARYLAND.

       The debt evidenced by this NOTE is senior in right of payment to all "SUBORDINATED DEBT" (as defined in the CREDIT AGREEMENT).

       IN WITNESS WHEREOF, the BORROWER has caused this NOTE to be executed under seal by a duly authorized officer as of the day and year first above written.

WITNESS/ATTEST:                   UNC INCORPORATED,
                                  A Delaware Corporation




________________________          By:   _________________________(SEAL)
                                        Name:  __________________
                                        Title: __________________

                                               EXHIBIT 10.36



                                 SECURITY AGREEMENT







                                         By







                                  UNC INCORPORATED,
                               A Delaware Corporation

                                      Borrower







                              To And For The Benefit Of






                         FIRST UNION COMMERCIAL CORPORATION,
                            A North Carolina Corporation

                                  Collateral Agent





                                                  Dated As Of May 30, 1995

                                 SECURITY AGREEMENT



       THIS SECURITY AGREEMENT ("AGREEMENT") is made as of May 30, 1995, by UNC INCORPORATED, a Delaware corporation ("BORROWER"), to and for the benefit of FIRST UNION COMMERCIAL CORPORATION, a North Carolina corporation, as collateral agent (in such capacity, the "COLLATERAL AGENT"), for the "SECURED PARTIES" (as that term is hereafter defined).


                                      RECITALS


       As set forth in the "CREDIT AGREEMENT" (as that term is hereafter defined), the BORROWER has requested certain credit accommodations from the "LENDERS" and the "ISSUING BANK" (as those terms are hereafter defined). In order to secure the BORROWER'S obligations under the CREDIT AGREEMENT and the documents executed in connection therewith, the LENDERS and the ISSUING BANK have required the BORROWER to execute and deliver this AGREEMENT as a condition precedent to extending the requested credit accommodations to the BORROWER.

       NOW, THEREFORE, in consideration of these premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the BORROWER agrees as follows:


                                      ARTICLE 1
                                     DEFINITIONS

       As used in this AGREEMENT, the following terms have the following meanings. Terms defined in this Article 1 or elsewhere in this AGREEMENT are in all capital letters throughout this AGREEMENT. The singular use of any defined term includes the plural and the plural use includes the singular.

       Section 1.1. Accounts, Chattel Paper, Contract Rights, Documents, General Intangibles, Goods, And Instruments. The terms "ACCOUNTS," "CHATTEL PAPER," "DOCUMENTS," "GENERAL INTANGIBLES," "GOODS," and "INSTRUMENTS" have the same respective meanings as are given to those terms in the Maryland Uniform Commercial Code-Secured Transactions, Title 9, Commercial Law
Article, Annotated Code of Maryland, as amended. The term "CONTRACT RIGHTS" has the meaning given to that term in the 1962 Official Text With Comments of the Uniform Commercial Code as promulgated by the National Conference Of Commissioners On Uniform State Laws And The American Law Institute.

       Section 1.2. Administrative Agent. The term "ADMINISTRATIVE AGENT" means First Union Commercial Corporation, a North Carolina corporation, and its successors, in its capacity as administrative agent for the LENDERS under the CREDIT AGREEMENT.

       Section 1.3. Collateral. The term "COLLATERAL" means all of the tangible and intangible assets, property rights, and benefits with respect to which the BORROWER has granted a security interest or lien to the COLLATERAL AGENT or has assigned as security or otherwise pledged to the COLLATERAL
AGENT pursuant to the LOAN DOCUMENTS.

       Section 1.4. Credit Agreement. The term "CREDIT AGREEMENT" means the Credit Agreement of even date herewith by and among the BORROWER, the ADMINISTRATIVE AGENT, the ISSUING BANK, and the LENDERS, as amended, supplemented or otherwise modified from time to time.

       Section 1.5. Credit Facility. The term "CREDIT FACILITY" means the Ninety Million Dollars ($90,000,000.00) senior secured revolving credit facility described in the CREDIT AGREEMENT, including the LOANS from the LENDERS to the BORROWER and the LETTERS OF CREDIT issued by the ISSUING BANK on account of the BORROWER or any GUARANTOR.

       Section 1.6. Customers. The term "CUSTOMERS" means the PERSONS to or for whom the BORROWER sells or leases GOODS or INVENTORY, or for whom the BORROWER performs services, together with all other account debtors of the BORROWER.

       Section 1.7. Event Of Default. The term "EVENT OF DEFAULT" means any of the events set forth in Article 6 of this AGREEMENT, provided that any requirement for the giving of notice, the lapse of time, or both, or any other expressly stated condition, has been satisfied.

       Section 1.8. Guarantors. The term "GUARANTORS" means that term as defined in the CREDIT AGREEMENT.

       Section 1.9. Guarantors' Advances. The term "GUARANTORS' ADVANCES" means collectively: (a) the direct advances or re-advances of proceeds of the CREDIT FACILITY now or hereafter provided by the BORROWER to one or more of the GUARANTORS; (b) the LETTERS OF CREDIT obtained by the BORROWER for the benefit of or on account of one or more of the GUARANTORS from time to time; and (c) such other advances, distributions, allocation of expenses or other obligations, made by the BORROWER on account of one or more of the GUARANTORS from time to time from proceeds of the CREDIT FACILITY, all as more particularly described in the CREDIT AGREEMENT and in the GUARANTORS' LOAN DOCUMENTS.

       Section 1.10. Guarantors' Loan Documents. The term "GUARANTORS' LOAN DOCUMENTS" means collectively the Secured Promissory Notes executed by the GUARANTORS to the order of the BORROWER evidencing the GUARANTORS' obligations under the GUARANTORS' ADVANCES, and all other documents executed in connection with the GUARANTORS' ADVANCES.

       Section 1.11. Insolvency Proceedings. The term "INSOLVENCY PROCEEDINGS" means, with respect to any PERSON, any proceeding commenced by or against such PERSON, under any provision of the United States Bankruptcy Code, as amended, or under any other bankruptcy or insolvency law, or any assignments for the benefit of creditors, formal or informal moratoriums, compositions or extensions with some or all creditors with respect to any indebtedness of such PERSON.

       Section 1.12 Inventory. The term "INVENTORY" means all of the BORROWER'S inventory, goods, merchandise, materials, raw materials, goods in process, finished goods, work in progress, bindings or component materials, packaging and shipping materials and other tangible or intangible personal property, now owned or hereafter acquired and held for sale or lease or furnished or to be furnished under contracts of service or which contribute to the finished products or the sale, promotion, storage and shipment thereof, whether located at facilities owned or leased by the BORROWER in the course of transport to or from CUSTOMERS, placed on consignment, or held at storage locations.

       Section 1.13. Issuing Bank. The term "ISSUING BANK" means First Union National Bank of North Carolina, a national banking association, and any succeeding "ISSUING BANK" under the CREDIT AGREEMENT.

       Section 1.14. Laws. The term "LAWS" means all ordinances, statutes, rules, regulations, orders, injunctions, writs or decrees of any government or political subdivision or agency thereof, or any court or similar entity established by any thereof.

       Section 1.15. Lenders. The term "LENDERS" means that term as defined in the CREDIT AGREEMENT.

       Section 1.16. Lender Expenses. The term "LENDER EXPENSES" means all reasonable out-of-pocket expenses or costs incurred by the COLLATERAL AGENT or any SECURED PARTY for whatever reason arising out of, pertaining to, or in any way connected with this AGREEMENT, any of the other LOAN DOCUMENTS or the OBLIGATIONS, or any documents executed in connection herewith or transactions hereunder, including without limitation: (a) all costs or expenses required to be paid by the BORROWER pursuant to this AGREEMENT or as otherwise provided for in any of the LOAN DOCUMENTS or as required by any other present or future agreement between the BORROWER and the COLLATERAL AGENT or any SECURED PARTY evidencing or securing the OBLIGATIONS which are paid or advanced by the COLLATERAL AGENT or any SECURED PARTY; (b) taxes and insurance premium of every nature and kind of BORROWER paid by the COLLATERAL AGENT or any SECURED PARTY; (c) filing, recording, environmental and consulting fees, audit fees, search fees and other expenses paid or incurred by the COLLATERAL AGENT or any SECURED PARTY in connection with transactions with the BORROWER; (d) reasonable and necessary costs and expenses incurred by the COLLATERAL AGENT or any SECURED PARTY in the collection of the RECEIVABLES (with or without the institution of legal action), to correct any default or enforce any provision of this AGREEMENT, or in gaining possession of, maintaining, handling, evaluating, preserving, storing, shipping, selling, preparing for sale or advertising to sell the COLLATERAL or any other property of the BORROWER or any GUARANTOR in which the COLLATERAL AGENT or any SECURED PARTY has a lien whether or not a sale is consummated; (e) reasonable and necessary costs and expenses of litigation incurred by the COLLATERAL AGENT or any SECURED PARTY in enforcing or defending this AGREEMENT or any portion hereof; (f) reasonable and necessary attorneys' fees and expenses incurred by the COLLATERAL AGENT or any SECURED PARTY in obtaining advice or the services of its attorneys with respect to the structuring, drafting, negotiating, reviewing, amending, terminating, enforcing or defending of this AGREEMENT or any other LOAN DOCUMENT, or any agreement or matter related to the CREDIT FACILITY, whether or not litigation is instituted; and (g) reasonable travel expenses related to any of the foregoing.

       Section 1.17. Letters Of Credit. The term "LETTERS OF CREDIT" means the standby and trade letters of credit issued by the ISSUING BANK under the CREDIT FACILITY pursuant to the terms and conditions of the CREDIT AGREEMENT.

       Section 1.18. Loans. The term "LOANS" means that term as defined in the CREDIT AGREEMENT.

       Section 1.19. Loan Documents. The term "LOAN DOCUMENTS" means all agreements, instruments and documents relating to the CREDIT FACILITY, including without limitation the CREDIT AGREEMENT, this AGREEMENT, and all promissory notes, guarantees, intercreditor agreements, pledges, affidavits, powers of attorney, consents, assignments, landlord and mortgage waivers, opinions, collateral assignments, agreements relating to the LETTERS OF
CREDIT, reimbursement agreements, contracts, notices, leases, financing statements, pledges and other documents executed in connection therewith, as such may be amended, supplemented or otherwise modified from time to time, whether heretofore, now or hereafter executed by or on behalf of the BORROWER or any GUARANTOR, or by any other PERSON.

       Section 1.20. Obligations. The term "OBLIGATIONS" means the obligations of the BORROWER to pay to the SECURED PARTIES: (a) all sums due to the SECURED PARTIES with respect to the CREDIT FACILITY pursuant to the terms of the LOAN DOCUMENTS, including, but not limited to, all principal, interest, reimbursement obligations, fees, commissions and expenses; (b) all

LENDER EXPENSES; (c) all indemnification obligations of the BORROWER owed to the SECURED PARTIES under the LOAN DOCUMENTS; (d) all overdrafts of the BORROWER upon any accounts with any SECURED PARTY; and (e) any indebtedness or liability which may exist or arise as a result of any payment made by or for the benefit of the BORROWER, on any of the obligations described in (a),
(b) or (c) above being avoided or set aside as a preference under Sections 547 and 550 of the United States Bankruptcy Code, as amended, or under any state law governing insolvency or creditors' rights.

       Section 1.21. Permitted Liens. The term "PERMITTED LIENS" means the liens described in Section 10.3 of the CREDIT AGREEMENT.

       Section 1.22. Person. The term "PERSON" means any individual, corporation, partnership, limited liability company, association, joint-stock company, trust, business trust, unincorporated organization, joint venture, court, or government or political subdivision or agency thereof.

       Section 1.23. Receivables. The term "RECEIVABLES" means all of the BORROWER'S ACCOUNTS, CONTRACT RIGHTS, INSTRUMENTS, DOCUMENTS, GENERAL INTANGIBLES, CHATTEL PAPER, notes, notes receivable, drafts, acceptances, and choses in action, now existing or hereafter created or acquired, and all proceeds and products thereof, and all rights thereto, arising from the sale or lease of or the providing of INVENTORY, GOODS, or services by the BORROWER to CUSTOMERS, as well as all other rights, contingent or non-contingent, of any kind of the BORROWER to receive payment, benefit, or credit from any PERSON.

       Section 1.24. Records. The term "RECORDS" means correspondence, memoranda, tapes, discs, papers, books and other documents, or transcribed information of any type, whether expressed in ordinary, computer or machine language.

       Section 1.25. Required Lenders. The term "REQUIRED LENDERS" means that term as defined in the CREDIT AGREEMENT.

       Section 1.26. Secured Parties. The term "SECURED PARTIES" means, collectively, the ADMINISTRATIVE AGENT, the ISSUING BANK, and the LENDERS.


                                      ARTICLE 2
                            SECURITY FOR THE OBLIGATIONS

       The satisfaction of the OBLIGATIONS and the full, complete and absolute performance by the BORROWER of each of the terms and conditions of the LOAN DOCUMENTS shall be secured by the following described security interests, assignments and pledges.

       Section 2.1. Grant Of Security Interest. The BORROWER hereby grants to the COLLATERAL AGENT for the ratable benefit of the SECURED PARTIES a continuing security interest in and to the following tangible and intangible assets owned by the BORROWER, wherever located, whether now owned or hereafter acquired by the BORROWER, together with all substitutions therefor, and all replacements and renewals thereof, and all accessions, additions, replacement parts, manuals, warranties and packaging relating thereto:

       a.    ACCOUNTS;
       b.    CHATTEL PAPER;
       c.    CONTRACT RIGHTS;
       d.    DOCUMENTS;
       e. GENERAL INTANGIBLES, contracts with CUSTOMERS, deposits and prepayments;
       f.    GOODS;
       g.    INSTRUMENTS;
       h.    INVENTORY;
       i.    RECEIVABLES;
       j. Rights to returned, rejected, or repossessed INVENTORY and rights of reclamation and stoppage in transit with respect to INVENTORY sold to CUSTOMERS;
       k. All monies, bank accounts, and deposits with any financial institution;
       l. GENERAL INTANGIBLES in the form of all franchises, subfranchises, rights to distribute, sales agencies, licenses, permits, leases, rights to indemnification, rights as insured, including the right to be provided a defense, warranty rights, concessions and concession rights, customer lists, yellow page or trade journal listings, telephone numbers, and any and all other property or rights necessary, convenient, or proper with respect to the continued operation of the business of the BORROWER as now or hereafter conducted by the BORROWER;
       m. GENERAL INTANGIBLES in the form of trademarks, trade names, and trade secrets, together with the right to sue for past, present, and future violations corresponding thereto, and all good will associated therewith;
       n. GENERAL INTANGIBLES in the form of patents and patent applications, together with the right to sue for past, present, and future infringements, all rights corresponding thereto throughout the world and all reissues, divisions, continuations, renewals, extensions, and continuations-in-part thereof and all improvements thereon;
       o. GENERAL INTANGIBLES in the form of copyrights, together with the right to sue for past, present, or future violations or infringements of rights of the copyrights, and all renewals, extensions and continuations thereof;

       p. All rights of the BORROWER as a secured party with respect to collateral security now or hereafter securing any of the obligations of third parties to the BORROWER, together with all agreements and instruments evidencing or creating any such security; and
       q. All RECORDS relating to or pertaining to any of the above listed COLLATERAL.

       In addition to the kinds and types of property described above, the BORROWER hereby assigns, transfers and sets over to the COLLATERAL AGENT for the ratable benefit of the SECURED PARTIES all of the BORROWER'S right, title and interest in and to, and grants to the COLLATERAL AGENT for the ratable benefit of the SECURED PARTIES a continuing security interest in and to, all amounts that may be owing at any time and from time to time by any SECURED PARTY to the BORROWER in any capacity, including but not limited to any balance or share belonging to the BORROWER of any deposit or other account with the COLLATERAL AGENT or any SECURED PARTY, which security interest shall be independent of and in addition to any right of set-off which the COLLATERAL AGENT or such SECURED PARTY may have. The COLLATERAL AGENT shall have the right to require the BORROWER to pledge and grant a security interest therein into such additional security as the COLLATERAL AGENT shall require from time to time in the event that it deems itself to be insecure.

       Section 2.2. Proceeds And Products. The COLLATERAL AGENT'S security interests provided for herein shall apply to the proceeds, including but not limited to insurance proceeds, and the products of the COLLATERAL.

       Section 2.3. Priority Of Security Interest. Each of the security interests granted by the BORROWER to the COLLATERAL AGENT pursuant to this AGREEMENT shall be a perfected first priority security interest in the COLLATERAL.

       Section 2.4. Future Advances. The security interests granted by the BORROWER to the COLLATERAL AGENT for the ratable benefit of the SECURED PARTIES hereunder shall secure all current and all future advances made under the LOAN DOCUMENTS.

       Section 2.5. Assignment Of Guarantors' Loan Documents. The BORROWER hereby assigns to the COLLATERAL AGENT for the ratable benefit of the SECURED PARTIES all of the BORROWER'S right, title and interest in and to, and grants to the COLLATERAL AGENT for the ratable benefit of the SECURED PARTIES a continuing security interest in and to, the GUARANTORS' LOAN DOCUMENTS, all of the BORROWER'S rights to receive payment under the GUARANTORS' ADVANCES, all rights as secured party under the terms of the GUARANTORS' LOAN DOCUMENTS and all rights to enforce the GUARANTORS' LOAN DOCUMENTS. The BORROWER shall deliver to the COLLATERAL AGENT the originals of all of the GUARANTORS' LOAN DOCUMENTS and until such time as all

OBLIGATIONS are paid in full, the COLLATERAL AGENT, at any time after an EVENT OF DEFAULT, shall have the sole right to exercise any rights or remedies under the GUARANTORS' LOAN DOCUMENTS. The BORROWER shall retain all of the BORROWER'S obligations under the GUARANTORS' LOAN DOCUMENTS.

       Section 2.6. Landlord's Agreements. The BORROWER shall obtain and deliver to the COLLATERAL AGENT, Landlord's Agreements, in form and substance reasonably acceptable to the COLLATERAL AGENT, from owners of any real property not owned by the BORROWER, on which the BORROWER conducts any of its business operations.


                                      ARTICLE 3
                           REPRESENTATIONS AND WARRANTIES

       The BORROWER makes the representations and warranties set forth in this
Article 3. The BORROWER acknowledges the COLLATERAL AGENT'S justifiable right to rely upon these representations and warranties.

       Section 3.1. Accuracy Of Information. All information, documents, reports, statements, financial statements, and data submitted by or on behalf of the BORROWER in connection with the OBLIGATIONS, or in support thereof, are true, accurate, and complete in all material respects as of the date made and contain no knowingly false, incomplete or misleading statements.

       Section 3.2. Title To Collateral. The BORROWER has good and marketable title to all of the COLLATERAL. The liens for the benefit of the SECURED PARTIES described herein shall constitute first and indefeasible security interests or liens thereon.

       Section 3.3. Valid, Binding And Enforceable. The LOAN DOCUMENTS executed by the BORROWER are the valid and binding obligations of the BORROWER and are fully enforceable against the BORROWER in accordance with their terms.

       Section 3.4. Chief Place Of Business. The BORROWER'S chief executive office, chief place of business and the place where it keeps its RECORDS concerning the COLLATERAL is 175 Admiral Cochrane Drive, Annapolis, Maryland 21401-7394.

       Section 3.5. Location Of Inventory. The INVENTORY is and shall be kept solely at the BORROWER'S locations described on Schedule 3.5 attached hereto and shall not be moved, sold or otherwise disposed of without prior notification to the COLLATERAL AGENT, except for sales of INVENTORY to CUSTOMERS in the ordinary course of the BORROWER'S business. None of the INVENTORY is stored with or in the possession of any bailee, warehouseman, or other similar PERSON, except as specifically described on Schedule 3.5 attached hereto.

                                      ARTICLE 4
                                AFFIRMATIVE COVENANTS

       The BORROWER covenants and agrees during the term of this AGREEMENT and while any OBLIGATIONS are outstanding and unpaid to do and perform each of the acts and promises set forth in this Article 4:

       Section 4.1. Payment And Performance. All OBLIGATIONS shall be paid and performed in full when and as due.

       Section 4.2. Casualty Insurance. The BORROWER shall maintain for all of its respective assets and properties, whether real, personal, or mixed and including but not limited to the COLLATERAL, fire and extended coverage casualty insurance in amounts satisfactory to the COLLATERAL AGENT and sufficient to prevent any co-insurance liability (which amount shall be the full insurable value of the assets and properties insured unless the COLLATERAL AGENT in writing agrees to a lesser amount), naming the COLLATERAL AGENT as secured party and loss payee with respect to the COLLATERAL, with an insurance company and upon policy forms containing standard mortgagee clauses which are acceptable to and approved by the COLLATERAL AGENT. Unless otherwise requested by the COLLATERAL AGENT, the BORROWER shall submit to the COLLATERAL AGENT certificates of the casualty insurance policies and paid receipts evidencing payment of the premiums due on the same. The casualty insurance policies shall be endorsed so as to make them noncancellable unless thirty (30) days prior notice of cancellation is provided to the COLLATERAL AGENT. The proceeds of any insured loss of any of the COLLATERAL shall be applied by the COLLATERAL AGENT to the OBLIGATIONS for the ratable benefit of the SECURED PARTIES, unless the REQUIRED LENDERS in their sole discretion permit the use thereof to repair or replace damaged or destroyed COLLATERAL.

       Section 4.3. Collection Of Accounts; Sale Of Inventory. The BORROWER shall collect its RECEIVABLES and sell its INVENTORY only in the ordinary course of business, unless otherwise permitted by the CREDIT AGREEMENT, or written permission to the contrary is obtained from the COLLATERAL AGENT.

       Section 4.4. Notice Of Change Of Business Location. The BORROWER shall notify the COLLATERAL AGENT thirty (30) days in advance of: (a) any change in the location of its existing offices or place of business; (b) the establishment of any new, or the discontinuation of any existing, place of business; and (c) any change in or addition to the locations at which the COLLATERAL is kept. In the event any COLLATERAL is to be moved to a location which is not owned by the BORROWER, then prior to moving any COLLATERAL to such location the BORROWER shall obtain and deliver to the COLLATERAL AGENT an agreement, in form and substance acceptable to the COLLATERAL AGENT, pursuant to which the owner of such location shall: (i) subordinate any rights which it may have, or thereafter may obtain, in any of the COLLATERAL to the rights and security interests of the COLLATERAL AGENT in the

COLLATERAL; and (ii) allow the COLLATERAL AGENT access to the COLLATERAL in order to remove the COLLATERAL from such location. In the event any COLLATERAL is to be stored with a warehousemen or other bailee, then the BORROWER shall cause the warehouseman or other bailee to issue warehouse receipts in the name of the COLLATERAL AGENT evidencing the storage of such COLLATERAL.

       Section 4.5. Further Assurances And Power Of Attorney. The BORROWER shall execute from time to time such other and further documents, including but not limited to security agreements, agreements, financing statements, continuation statements, and the like which, in the reasonable opinion of the COLLATERAL AGENT or the COLLATERAL AGENT'S counsel, may be necessary to perfect, confirm, establish, reestablish, continue, or complete the security interests and liens in the COLLATERAL and the purposes and intentions of the LOAN DOCUMENTS, it being the intention of the BORROWER to provide hereby a full and absolute warranty of further assurance to the COLLATERAL AGENT. If the BORROWER fails to execute any such document within five (5) business days of being requested to do so by the COLLATERAL AGENT, the BORROWER hereby appoints the COLLATERAL AGENT or any officer of the COLLATERAL AGENT as the BORROWER'S attorney in fact for purposes of executing such documents in the BORROWER'S name, place and stead, which power of attorney shall be considered as coupled with an interest and irrevocable.

       Section 4.6. Advancements. If the BORROWER, in any material respect, fails to perform any of the affirmative covenants contained in this Article or to protect or preserve its assets and properties, or if the BORROWER fails to protect or preserve the COLLATERAL or the status and priority of the security interest of the COLLATERAL AGENT in the COLLATERAL, the COLLATERAL AGENT may make advances to perform the same on behalf of the BORROWER or to protect or preserve the assets and properties of the BORROWER or to protect or preserve the COLLATERAL or the status and priority of the security interest of the COLLATERAL AGENT in the COLLATERAL, and all sums so advanced shall immediately upon advance become secured by the security interest created by this AGREEMENT. The BORROWER shall repay on demand all sums so advanced on the BORROWER'S behalf, plus all expenses or costs incurred by the COLLATERAL AGENT, including reasonable legal fees, with interest thereon at the default rate of interest described in the LOAN DOCUMENTS. The provisions of this Section shall not be construed to prevent the institution of the rights and remedies of the COLLATERAL AGENT upon the occurrence of an EVENT OF DEFAULT. The contrary notwithstanding, the authorization contained in this Section shall impose no duty or obligation on the COLLATERAL AGENT to perform any action or make any advancement on behalf of the BORROWER and is for the sole benefit and protection of the COLLATERAL AGENT.

       Section 4.7. Documentation Of Collateral. The BORROWER, upon reasonable request of the COLLATERAL AGENT, shall provide the COLLATERAL AGENT from time to time with: (a) written statements or schedules identifying and describing the COLLATERAL, and all additions, substitutions, and replacements thereof, in such reasonable detail as the COLLATERAL AGENT may require; and (b) such other schedules and information as the COLLATERAL AGENT may reasonably require. The items to be provided under this Section shall be in form satisfactory to the COLLATERAL AGENT and are to be executed and delivered to the COLLATERAL AGENT from time to time solely for the COLLATERAL AGENT'S convenience in maintaining RECORDS of the COLLATERAL. The BORROWER'S failure to give any of such items to the COLLATERAL AGENT shall not affect, terminate, modify or otherwise limit the COLLATERAL AGENT'S security interest in the COLLATERAL. The COLLATERAL AGENT shall have the right, at any time and from time to time, to verify the eligibility of the BORROWER'S RECEIVABLES, including obtaining verification of the RECEIVABLES directly from CUSTOMERS.

       Section 4.8. Delivery Of Collateral. Immediately upon the BORROWER'S receipt of any portion of the COLLATERAL which itself, or the ownership of which, is or becomes evidenced by an agreement, INSTRUMENT, DOCUMENT, or other writing (including, but not limited to, promissory notes, documents of title, trade acceptances, and warehouse receipts) the BORROWER shall deliver the original thereof to the COLLATERAL AGENT, together with appropriate endorsements or other specific evidence, in form and substance acceptable to the COLLATERAL AGENT, of the assignment thereof to the COLLATERAL AGENT.

                                      ARTICLE 5
                                 NEGATIVE COVENANTS

       The BORROWER covenants and agrees while any OBLIGATIONS are outstanding and unpaid not to do or to permit to be done or to occur any of the acts or happenings set forth in this Article 5.

       Section 5.1. No Change Of Name, Merger, Etc. Except as permitted pursuant to the terms of the CREDIT AGREEMENT, the BORROWER shall not change its name or enter into any merger, consolidation, reorganization or recapitalization.

       Section 5.2. No Sale Or Transfer Of Assets. Except as permitted pursuant to the terms of the CREDIT AGREEMENT, the BORROWER shall not sell, transfer, lease or otherwise dispose of all or any part of the COLLATERAL, or all or any part of any of its other assets, except that INVENTORY may be sold to CUSTOMERS in the ordinary course of business, and obsolete items of equipment may be sold or otherwise disposed of.

       Section 5.3. No Encumbrance Of Assets. The BORROWER shall not mortgage, pledge, grant or permit to exist a security interest in or lien upon any of its assets of any kind, now owned or hereafter acquired except for PERMITTED LIENS or as otherwise permitted under the terms of the CREDIT AGREEMENT.

       Section 5.4. No Sale-Leaseback Transactions. Except as permitted pursuant to the terms of the CREDIT AGREEMENT, the BORROWER shall not enter into any sale-leaseback transaction.


                                      ARTICLE 6
                                  EVENTS OF DEFAULT

       The occurrence of any of the following events shall constitute EVENTS OF DEFAULT.

       Section 6.1. Failure To Pay. The failure by the BORROWER to pay any of the OBLIGATIONS, subject to the expiration of any applicable grace or cure periods set forth in the CREDIT AGREEMENT.

       Section 6.2. Default In Performance Of Certain Covenants. A default in the performance of any covenant or agreement contained in Section
4.4 or Article 5 of this AGREEMENT.

       Section 6.3. Default In Performance Of Other Covenants. A default by the BORROWER of any of the covenants or agreements provided in this AGREEMENT (other than as specifically provided for otherwise in this Article
6) and such default shall continue for a period of thirty (30) days after written notice thereof has been given to the BORROWER.

       Section 6.4. Representation Or Warranty. The failure of any representation or warranty made by the BORROWER to be true in any material respect, as of the date made.

       Section 6.5. Default Under Loan Documents. A default by the BORROWER under the terms, covenants, and conditions set forth in the CREDIT AGREEMENT or any other LOAN DOCUMENT, which default is not cured within any applicable grace or cure period set forth in the CREDIT AGREEMENT or such other LOAN DOCUMENT.

       Section 6.6. Involuntary Insolvency Proceedings. The institution of involuntary INSOLVENCY PROCEEDINGS against the BORROWER and the failure of any such INSOLVENCY PROCEEDINGS to be dismissed within sixty (60) days of the institution thereof.

       Section 6.7. Voluntary Insolvency Proceedings. The commencement by the BORROWER of INSOLVENCY PROCEEDINGS.

       Section 6.8. Insolvency Proceedings Pertaining To Guarantors. The occurrence of any of the events listed in Sections 6.6 and 6.7 above to any GUARANTOR.

       Section 6.9. Default By Guarantor. Subject to the terms and conditions of the CREDIT AGREEMENT, the dissolution of any GUARANTOR, or a default by any GUARANTOR in any agreement or document executed by the GUARANTOR with or for the benefit of the COLLATERAL AGENT or any SECURED PARTY and such default is not cured within any applicable grace or cure period set forth in such agreement or document.


                                      ARTICLE 7
                        RIGHTS AND REMEDIES ON THE OCCURRENCE
                               OF AN EVENT OF DEFAULT

       Section 7.1. Rights And Remedies Upon Event Of Default. Upon the occurrence of an EVENT OF DEFAULT, in addition to all other rights and remedies provided by LAW, the CREDIT AGREEMENT, or the other LOAN DOCUMENTS, the COLLATERAL AGENT may, with the consent of the REQUIRED LENDERS, or shall, upon the request of the REQUIRED LENDERS, take any or all of the following actions:

             a.     Accelerate and call due any or all of the OBLIGATIONS;

             b. Foreclose or enforce all or any security interests, mortgage interests, deed of trusts, liens, assignments, or pledges created by this AGREEMENT, the CREDIT AGREEMENT, or any other LOAN DOCUMENT;

             c. Seek specific performance or injunctive relief to enforce performance of the undertakings, duties, and agreements provided in the CREDIT AGREEMENT and the other LOAN DOCUMENTS, whether or not a remedy at law exists or is adequate;

             d      Exercise any rights of a secured creditor under the Uniform
Commercial Code, as adopted and amended in Maryland, including the right to take possession of the COLLATERAL without the use of judicial process or hearing of any kind and the right to require the BORROWER to assemble the COLLATERAL at such place as the COLLATERAL AGENT may specify; and

             e. Collection Of Receivables By Agent. The COLLATERAL AGENT may terminate the BORROWER'S authority to collect the RECEIVABLES. Upon a termination of the BORROWER'S authority, the COLLATERAL AGENT shall have the right to send notices of assignment or notices of the COLLATERAL AGENT'S security interest to any and all CUSTOMERS or any third party holding or otherwise concerned with any of the COLLATERAL, and thereafter the COLLATERAL AGENT shall have the sole right to collect the RECEIVABLES and to take possession of the COLLATERAL and RECORDS relating thereto. All of the

COLLATERAL AGENT'S reasonable collection expenses shall be charged to the BORROWER'S account and added to the OBLIGATIONS. If the COLLATERAL AGENT is collecting the RECEIVABLES as above provided, the COLLATERAL AGENT shall have the right to receive, indorse, assign and deliver in the COLLATERAL AGENT'S name or the BORROWER'S name any and all checks, drafts and other instruments for the payment of money relating to the RECEIVABLES, and the BORROWER hereby waives notice of presentment, protest and non-payment of any instrument so endorsed. If the COLLATERAL AGENT is collecting the RECEIVABLES directly as above provided, the BORROWER hereby constitutes the COLLATERAL AGENT or the COLLATERAL AGENT'S designee as the BORROWER'S attorney-in-fact with power with respect to the RECEIVABLES: (a) to indorse the BORROWER'S name upon all notes, acceptances, checks, drafts, money orders or other evidences of payment of COLLATERAL that may come into the COLLATERAL AGENT'S possession;
(b) to sign the BORROWER'S name on any invoices relating to any of the RECEIVABLES, drafts against CUSTOMERS, assignments and verifications of RECEIVABLES and notices to CUSTOMERS; (c) to send verifications of RECEIVABLES to any CUSTOMER; (d) to notify the Post Office to change the address for delivery of mail addressed to the BORROWER to such address as the COLLATERAL AGENT may designate; (e) to receive and open all mail addressed to the BORROWER and remove therefrom all payments on RECEIVABLES; and (f) to do all other acts and things necessary, proper, or convenient to carry out the terms and conditions and purposes and intent of this AGREEMENT. All acts of such attorney or designee are hereby ratified and approved, and such attorney or designee shall not be liable for any acts of omission or commission, nor for any error of judgment or mistake of fact or law in accordance with this AGREEMENT, with the exception of acts arising from actual fraud or gross and wanton negligence. The power of attorney hereby granted, being coupled with an interest, is irrevocable while any of the OBLIGATIONS remain unpaid. If the COLLATERAL AGENT is collecting the RECEIVABLES as provided herein: (i) the COLLATERAL AGENT, without notice to or consent from the BORROWER, may sue upon or otherwise collect, extend the time of payment of or compromise or settle for cash, credit or otherwise upon any terms, any of the RECEIVABLES or any securities, instruments or insurances applicable thereto or release the obligor thereon; and (ii) the COLLATERAL AGENT is authorized and empowered to accept the return of the goods represented by any of the RECEIVABLES, without notice to or consent by the BORROWER, all without discharging or in any way affecting the BORROWER'S liability under the LOAN DOCUMENTS. The COLLATERAL AGENT does not, by anything herein or in any assignment or otherwise, assume any of the BORROWER'S obligations under any contract or agreement assigned to the COLLATERAL AGENT, and the COLLATERAL AGENT shall not be responsible in any way for the performance by the BORROWER of any of the terms and conditions thereof.

             a. Sale Of Collateral. The COLLATERAL AGENT on behalf of the SECURED PARTIES, in a commercially reasonable fashion, may sell at public or private sale or otherwise realize upon, in Baltimore, Maryland, or elsewhere, the whole or, from time to time, any part of all COLLATERAL which is personal property, or any interest which the BORROWER may have therein. Pending any such action, the COLLATERAL AGENT on behalf of the SECURED PARTIES may collect and liquidate such COLLATERAL. After deducting from the proceeds of sale or other disposition of such COLLATERAL all expenses, including all expenses for legal services, the COLLATERAL AGENT shall apply such proceeds toward the satisfaction of the OBLIGATIONS. Any remainder of the proceeds after satisfaction in full of the OBLIGATIONS shall be distributed as required by applicable LAW. Notice of any sale or other disposition shall be given to the BORROWER at least ten (10) days before the time of any intended public sale or of the time after which any intended private sale or other disposition of the COLLATERAL is to be made, which the BORROWER hereby agrees shall be commercially reasonable notice of such sale or other disposition.
The BORROWER shall assemble, or shall cause to be assembled, at the BORROWER'S own expense, the COLLATERAL at such place or places as the COLLATERAL AGENT shall designate. The BORROWER shall cooperate with the COLLATERAL AGENT in obtaining any required consent by any governmental agency required to consummate any such sale or other disposition. At any such sale or other disposition, the COLLATERAL AGENT may, to the extent permissible under applicable law, purchase the whole or any part of the COLLATERAL, free from any right of redemption on the part of the BORROWER, which right is hereby waived and released to the extent lawfully permitted. Without limiting the generality of any of the rights and remedies conferred upon the COLLATERAL AGENT under this Section, the COLLATERAL AGENT may, to the full extent permitted by applicable law: (a) enter upon the premises of the BORROWER, exclude therefrom the BORROWER or any PERSON connected therewith, and take immediate possession of the COLLATERAL, either personally or by means of a receiver appointed by a court of competent jurisdiction, using all necessary force to do so; (b) at the COLLATERAL AGENT'S option, use, operate, manage, and control the COLLATERAL in any lawful manner; (c) collect and receive all income, revenue, earnings, issues, and profits therefrom; and (d) maintain, alter or remove the COLLATERAL as the COLLATERAL AGENT may determine in the COLLATERAL AGENT'S discretion.

       Section 7.2. Remedies Cumulative. The rights and remedies provided in this AGREEMENT and in the other LOAN DOCUMENTS or otherwise under applicable LAWS shall be cumulative and the exercise of any particular right or remedy shall not preclude the exercise of any other rights or remedies in addition to, or as an alternative of, such right or remedy.

       Section 7.3. Obligations Are Unconditional. The payment and performance of the OBLIGATIONS shall be the absolute and unconditional duty and obligation of the BORROWER, and shall be independent of any defense or any rights of set-off, recoupment or counterclaim which the BORROWER might otherwise have against the SECURED PARTIES, and the BORROWER shall pay absolutely all payments required to be made on the OBLIGATIONS, free of any deductions and without abatement, diminution or set-off other than those herein expressly provided.

                                      ARTICLE 8
                            GENERAL CONDITIONS AND TERMS

       Section 8.1. Incorporation; Construction Of Inconsistent Provisions. The terms and conditions of the LOAN DOCUMENTS are incorporated by reference and made a part hereof, as if fully set forth herein. In the event of any inconsistency between this AGREEMENT and any other LOAN DOCUMENT, such inconsistency shall be governed by the CREDIT AGREEMENT, if applicable.

       Section 8.2. Waivers. Subject to the terms and conditions of the CREDIT AGREEMENT, the COLLATERAL AGENT at any time or from time to time may waive all or any rights under this AGREEMENT or any other LOAN DOCUMENT, but any waiver or indulgence by the COLLATERAL AGENT at any time or from time to time shall not constitute a future waiver of performance or exact performance by the BORROWER.

       Section 8.3. Continuing Obligation Of Borrower. The terms, conditions, and covenants set forth herein and in the LOAN DOCUMENTS shall constitute a continuing obligation of the BORROWER during the course of the transactions contemplated herein. The OBLIGATIONS of the BORROWER under this AGREEMENT shall remain in effect so long as any OBLIGATION is outstanding, unpaid or unsatisfied between the BORROWER and the SECURED PARTIES.

       Section 8.4. Binding Obligation. This AGREEMENT shall be binding upon the parties and their successors and assigns.

       Section 8.5. Final Agreement. This AGREEMENT and the LOAN DOCUMENTS contain the final and entire agreement and understanding of the parties, and any terms and conditions not set forth in this AGREEMENT or the LOAN DOCUMENTS are not a part of this AGREEMENT and the understanding of the parties hereto.

       Section 8.6. Amendment. This AGREEMENT may be amended or altered only in writing signed by the party to be bound by the change or alteration.

       Section 8.7.        Time. Time is of the essence of this AGREEMENT.

       Section 8.8. Choice Of Law. The laws of the State of Maryland (excluding, however, conflict of law principles) shall govern and be applied to determine all issues relating to this AGREEMENT and the rights and obligations of the parties hereto, including the validity, construction, interpretation, and enforceability of this AGREEMENT and its various provisions and the consequences and legal effect of all transactions and events which resulted in the execution of this AGREEMENT or which occurred or were to occur as a direct or indirect result of this AGREEMENT having been executed.

       Section 8.9. Consent To Jurisdiction; Agreement As To Venue. The BORROWER irrevocably consents to the non-exclusive jurisdiction of the courts of the State of Maryland and of the United States District Court for the District Of Maryland, if a basis for federal jurisdiction exists. The
BORROWER agrees that venue shall be proper in any circuit court of the State of Maryland selected by the COLLATERAL AGENT or in the United States District Court for the District Of Maryland if a basis for federal jurisdiction exists and waives any right to object to the maintenance of a suit in any of the state or federal courts of the State of Maryland on the basis of improper venue or of inconvenience of forum.

       Section 8.10. Number, Gender, And Captions. As used herein, the singular includes the plural and the plural includes the singular. The use of any gender applies to all genders. The captions contained herein are for purposes of convenience only and are not a part of this AGREEMENT.

       Section 8.11. Photocopies Sufficient. A carbon, photographic, photocopy or other reproduction of a security agreement or financing statement shall be sufficient as a financing statement.

       Section 8.12. Notices. Any notice required or permitted by or in connection with this AGREEMENT shall be given in the manner set forth in the CREDIT AGREEMENT.

       Section 8.13. Effective Date. This AGREEMENT shall be effective as of the date first above written, independent of the date of execution or delivery hereof.

       Section 8.14. Authority Of Collateral Agent. The BORROWER acknowledges that the rights and responsibilities of the COLLATERAL AGENT under this AGREEMENT with respect to any action taken by the COLLATERAL AGENT or the exercise or non-exercise by the COLLATERAL AGENT of any option, right, request, judgment or other right or remedy provided for herein or resulting or arising out of this AGREEMENT shall, as between the COLLATERAL AGENT and the SECURED PARTIES, be governed by the CREDIT AGREEMENT and by such other agreements with respect thereto as may exist from time to time among them, but, as between the COLLATERAL AGENT and the BORROWER, the COLLATERAL AGENT shall be conclusively presumed to be acting as agent for the SECURED PARTIES with full and valid authority so to act or refrain from acting, and the BORROWER shall not be under any obligation, or entitlement, to make any inquiry respecting such authority.

       Section 8.15. Waiver Of Trial By Jury. The BORROWER (by its execution hereof) and the COLLATERAL AGENT (by its acceptance hereof) agree that any suit, action, or proceeding, whether claim or counterclaim, brought or instituted on or with respect to this AGREEMENT or any other LOAN DOCUMENT or which in any way relates, directly or indirectly, to the OBLIGATIONS or any event, transaction, or occurrence arising out of or in any way connected with the OBLIGATIONS, shall be tried only by a court and not by a jury. THE BORROWER AND THE COLLATERAL AGENT HEREBY EXPRESSLY WAIVE ANY RIGHT TO A TRIAL BY JURY IN ANY SUCH SUIT, ACTION, OR PROCEEDING. The BORROWER acknowledges and agrees that this Section is a specific and material aspect of this AGREEMENT and the understandings of the parties.

       IN WITNESS WHEREOF, the BORROWER has duly executed this AGREEMENT under seal as of the date first above written.

WITNESS/ATTEST:                         BORROWER:

                                        UNC INCORPORATED,
                                        A Delaware Corporation



_________________________               By:    ________________________(SEAL)
                                               Gregory M. Bubb,
                                               Vice President and Treasurer

                                                      EXHIBIT 11

                                 UNC INCORPORATED AND SUBSIDIARIES
                                        Earnings Per Share
                              (In thousands except per share amounts)

                                           Three Months Ended      Six Months Ended
                                                June 30,              June 30,
                                           ------------------     ------------------
                                             1995      1994         1995      1994
                                           --------  --------     --------  --------
Net earnings (loss)                        $    959  $(54,634)    $  1,008  $(52,172)
                                           ========  ========     ========  ========

Calculation of primary earnings per share:

  Average common shares outstanding
    during the period primary (1)            17,658    17,490       17,645    17,440
                                           --------  --------     --------  --------

Earnings (loss) per share, primary:

  Net earnings (loss)                      $    .05  $  (3.12)    $    .05  $  (2.99)
                                           ========  ========     ========  ========

Calculation of fully diluted earning per share:

  Average common shares outstanding
    during the period (1)                    17,658    17,490       17,645    17,440

  Increase in common stock equivalents:
    Stock options under treasure stock
      method                                    219       482          219       521
                                           --------  --------     --------  --------
  Adjusted average shares outstanding for
    the period fully diluted                 17,877    17,972       17,864    17,961
                                           --------  --------     --------  --------

Earnings (loss) per share, fully diluted:

  Net earnings (loss)                      $    .05  $  (3.04)    $    .05  $  (2.90)
                                           ========  ========     ========  ========

     (1) Exclusive of 700,000 treasury shares for all years presented.