Form 10-Q
period 1995-09-30
UNC INC
filed 1995-11-14
CIK 276104

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Period ended September 30, 1995



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

   Registrant's telephone number, including area code (410) 266-7333



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            _X_ Yes        ___ No

Number of shares of Common Stock, par $0.20, outstanding as of November 7, 1995: 18,393,868 (excluding 700,000 treasury shares held by a subsidiary).

                         UNC Incorporated, and Subsidiaries

                                        INDEX


                                                                  Page No.
                                                                  --------
Part I.  Financial Information

Consolidated Statements of Earnings                                   3
   Three Months and Nine Months Ended
    September 30, 1995 and 1994

Consolidated Balance Sheets                                           4
   September 30, 1995 and December 31, 1994

Consolidated Statements of Cash Flows                                 6
   Nine Months Ended September 30, 1995 and 1994

Notes to Consolidated Financial Statements                            8

Management's Discussion and Analysis of Financial                    18
   Condition and Results of Operations


Part II.  Other Information                                          23

Item 6.  Exhibits and  Reports on Form 8-K                           23

Signature Page                                                       24

Exhibit Index                                                        25

                           UNC Incorporated and Subsidiaries
                          Consolidated Statements of Earnings
                    (Dollars in thousands except per share amounts)

                                        Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                       --------------------   --------------------
                                          1995       1994        1995       1994
                                       ---------  ---------   ---------  ---------
Sales and operating revenues           $ 137,437  $ 129,721   $ 394,482  $ 390,459

Costs and expenses:
  Cost and operating expenses            116,010    108,629     334,009    326,787
  Selling, general and
    administrative expenses               15,026     15,914      42,474     55,084
  Restructuring charge                                                      58,706
                                       ---------  ---------   ---------  ---------
                                         131,036    124,543     376,483    440,577
                                       ---------  ---------   ---------  ---------
Operating income (loss)                    6,401      5,178      17,999    (50,118)

Other income (expense):
  Interest expense                        (5,189)    (4,649)    (15,412)   (13,796)
  Other                                       78       (492)        254     (1,264)
                                       ---------  ---------   ---------  ---------
                                          (5,111)    (5,141)    (15,158)   (15,060)
                                       ---------  ---------   ---------  ---------
Earnings (loss) before income taxes        1,290         37       2,841    (65,178)
Income tax benefit (provision)              (451)        (7)       (994)    13,036
                                       ---------  ---------   ---------  ---------
Net earnings (loss)                    $     839  $      30   $   1,847  $ (52,142)
                                       =========  =========   =========  =========
Net earnings (loss) per share          $     .05  $           $     .10  $   (2.99)
                                       =========  =========   =========  =========

                           UNC Incorporated and Subsidiaries
                              Consolidated Balance Sheets
                                (Dollars in thousands)

                                                 September 30,   December 31,
                                                      1995           1994
                                                   ---------      ---------
Assets
------
Current assets:
  Cash                                             $   1,269      $   2,619
  Accounts receivable, less allowance for
    doubtful accounts of $3,292 and $3,706,
    respectively                                      89,835         89,279
  Unbilled costs and accrued profits on
    contracts in progress                             12,115         14,097
  Inventories                                         86,264         85,110
  Assets held for sale                                23,036         49,174
  Other                                                8,751          8,168
                                                   ---------      ---------
    Total current assets                             221,270        248,447
                                                   ---------      ---------
Assets held for sale - noncurrent                      2,300          2,300
                                                   ---------      ---------
Property, plant and equipment, at cost                77,832         73,478
Less accumulated depreciation                         32,576         28,789
                                                   ---------      ---------
    Net property, plant and equipment                 45,256         44,689
                                                   ---------      ---------
Cost in excess of net assets of acquired
  companies, less accumulated amortization of
  $26,969 and $23,397, respectively.                 137,504        140,128
Other assets                                          33,115         32,470
                                                   ---------      ---------
                                                     170,619        172,598
                                                   ---------      ---------
    Total assets                                   $ 439,445      $ 468,034
                                                   =========      =========

                           UNC Incorporated and Subsidiaries
                              Consolidated Balance Sheets
                                (Dollars in thousands)

                                                 September 30,   December 31,
                                                      1995           1994
                                                   ---------      ---------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Revolving Senior Bank Debt, prime plus 1/2%
    due 1995                                       $              $  40,000
  Current portion of other long-term debt              5,607          2,971
  Accounts payable                                    30,165         38,918
  Income taxes                                         1,187          3,521
  Accruals and other current liabilities              55,897         62,863
                                                   ---------      ---------
    Total current liabilities                         92,856        148,273

Long-term debt, less current portion:
  Revolving Senior Bank Debt, interest rate
   at September 30, 1995  8 5/8%                      25,902
  9 1/8% Senior Notes due 2003                       100,000        100,000
  7 1/2% Convertible Subordinated Debentures
    due 2006                                          64,800         69,000
  Other                                                1,352          2,352
                                                   ---------      ---------
Total long-term debt, less current portion           192,054        171,352
                                                   ---------      ---------
Other noncurrent liabilities                          53,292         49,512
                                                   ---------      ---------
    Total liabilities                                338,202        369,137
                                                   ---------      ---------
Shareholders' equity:
Series preferred stock, par value $1.00 per share;
  Authorized 12,000,000 shares; 250,000 designated
  Series A Junior Participating Preferred Stock,
  none issued
Common stock, par value $0.20 per share; authorized
  50,000,000 shares; issued 18,393,868 and
  18,242,134 shares, respectively                      3,679          3,648
Additional paid-in capital                           123,717        122,940
Retained earnings (deficit)                          (15,526)       (17,373)
                                                   ---------      ---------
                                                     111,870        109,215
Less:
  Treasury stock, at cost (700,000 shares)             8,750          8,750
  Minimum pension liability adjustment                   540            540
  Unearned compensation-restricted stock               1,337          1,028
                                                   ---------      ---------
    Total shareholders' equity                       101,243         98,897
                                                   ---------      ---------
    Total liabilities and shareholders' equity     $ 439,445      $ 468,034
                                                   =========      =========

                             UNC Incorporated and Subsidiaries
                           Consolidated Statements of Cash Flows
                                  (Dollars in thousands)

                                                         Nine Months Ended
                                                            September 30,
                                                         1995           1994
                                                      ---------      ---------
Cash flows from operating activities:
  Net earnings (loss)                                 $   1,847      $ (52,142)
  Adjustments to reconcile net earnings (loss) to
   net cash provided (used) by operating activities:
    Depreciation and amortization                         9,426          9,860
    Provision for restructuring                                         58,706
    Provision for losses on accounts receivable           1,492          3,568
    Deferred income taxes (benefit)                         491        (16,701)
    Income from leveraged lease                                         (1,955)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable         (2,583)         4,929
      Decrease in unbilled costs & accrued
       profits on contracts in progress                   1,982          6,160
      (Increase) in inventories                          (1,154)       (14,096)
      (Increase) decrease in other current assets          (442)         7,178
      (Increase) in other noncurrent assets              (5,186)          (142)
      Increase (decrease) in accounts payable            (8,740)         7,990
      (Decrease) in accruals and other current
       liabilities                                       (6,309)        (7,966)
      Increase in income taxes payable                      419            491
      Increase (decrease) in other noncurrent
       liabilities                                          610           (156)
      (Decrease) in discontinued operations
       liabilities                                       (3,932)        (3,434)
                                                      ---------      ---------
      Total adjustments                                 (13,926)        54,432
                                                      ---------      ---------
      Net cash and short-term investments
        provided (used) by operating activities         (12,079)         2,290
                                                      ---------      ---------
/TABLE

                             UNC Incorporated and Subsidiaries
                           Consolidated Statements of Cash Flows
                                  (Dollars in thousands)

                                                         Nine Months Ended
                                                            September 30,
                                                         1995           1994
                                                      ---------      ---------

Cash flows from investing activities:
  Net proceeds from sale of assets                       33,279          6,237
  Additions to property, plant and equipment             (5,161)        (8,912)
  Acquisition of subsidiaries, net of cash acquired        (947)        (1,785)
                                                      ---------      ---------
      Net cash and short-term investments provided
       (used) by investing activities                    27,171         (4,460)
                                                      ---------      ---------
Cash flows from financing activities:
  Additions to debt                                     262,827        149,245
  Reductions in debt                                   (279,489)      (147,024)
  Other transactions                                        220            102
                                                      ---------      ---------
      Net cash and short-term investments provided
       (used) by financing activities                   (16,442)         2,323
                                                      ---------      ---------
  Net increase (decrease) in cash and short-term
   investments                                           (1,350)           153
  Cash and short-term investments at beginning
   of year                                                2,619          1,494
                                                      ---------      ---------
  Cash and short-term investments at end of period    $   1,269      $   1,647
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

2.  Inventories at September 30, 1995 and December 31, 1994:

                                                       (Dollars in thousands)
                                                        1995           1994
                                                      --------       --------
    Component parts and materials                     $ 64,376       $ 61,282
    Work in process                                     20,314         21,161
    Supplies                                             1,574          2,667
                                                      --------       --------
                                                      $ 86,264       $ 85,110
                                                      ========       ========

3. In May 1995, the Company entered into a new revolving credit agreement, which provides for a five-year credit line through May 2000 with a borrowing capacity of up to $90 million, subject to borrowing base limitations as defined in the agreement, reduced by outstanding letters of credit. Interest is payable on the borrowings at a base rate, as defined in the agreement, or the LIBOR rate plus, in each case, an applicable margin based upon the Company's performance under certain financial ratios. The Company has agreed to pay an annual commitment fee on the unused portion of the line at rates ranging from 1/2 of 1% to 1/4 of 1% dependent on meeting certain financial ratios. The revolving credit is collateralized by the Company's accounts receivable and inventories. The agreement contains covenants which, among other things, include provisions for the maintenance of certain financial ratios and prohibits the payment of cash dividends.

4. The Internal Revenue Service has recently completed an examination of the Company's federal income tax returns for the years 1990 through 1992, and the revenue agent has proposed certain tax adjustments that could result in an additional tax liability. The Company disagrees with a large majority of the proposed adjustments and has asserted certain offsetting tax adjustments in its favor. The Company is currently in the process of preparing a written protest challenging the proposed adjustments and supporting its right to the offsetting adjustments. Management and its tax counsel are of the opinion that a large majority of the adjustments proposed by the IRS are without merit and that the Company's offsetting adjustments are meritorious. Furthermore, it is outside tax counsel's opinion that an unfavorable outcome on significant adjustments proposed by the revenue agent is remote. In addition, management is of the opinion that any additional net tax liability that might ultimately result from the IRS audit would not have a material adverse effect on the Company's consolidated financial statements.

5. In October 1995, the Company reached an agreement with Gildea Investment Company ("Gildea") and other investors to provide up to $25 million of equity financing on an as needed basis to help finance future acquisitions. The equity investment will be in the form of a senior cumulative convertible preferred stock ("the Preferred") issued by the Company. The Preferred will be purchased at $100 per share with an annual dividend rate of 8.5%, with no mandatory redemption, and will be convertible into common stock at a price of $7 per share. The Company will have the option to pay dividends in the form of a pay-in-kind cumulative preferred stock. Under the terms reached with Gildea, the Company will only issue the new equity on an as needed basis for acquisitions.

6. Net sales of tangible products for the nine months ended September 30, 1995 amounted to $229.5 million, and cost and operating expenses related to tangible goods sold amounted to $183.2 million.

7. In July 1993, the Company issued $100 million principal amount of 9-1/8% Senior Notes due 2003. The notes are guaranteed by all of the Company's subsidiaries in the manner described below. The combined guarantors are jointly and severally liable under the subsidiary guarantees.

    The Company's obligations under the Notes are unconditionally guaranteed by each of the Company's subsidiaries (the "Guarantees"). Each Guarantee is a senior unsecured obligation of the subsidiary providing such Guarantee and ranks pari passu with all senior unsecured indebtedness of such subsidiary. The subsidiaries also have guaranteed the indebtedness outstanding under the Company's revolving credit facility (the "Subsidiary Bank Guarantees"). The Subsidiary Bank Guarantees are collateralized, in general, by the accounts receivable and inventory of the subsidiaries and, therefore, effectively rank senior to the Guarantees. The Guarantees are in effect only for as long as the Subsidiary Bank Guarantees remain in effect. If the Guarantees are terminated the Notes will be obligations solely of the Company and will be effectively subordinated to all existing and future indebtedness of the subsidiaries.

    The following condensed consolidating information presents:

    1) Condensed financial statements as of September 30, 1995 and December 31, 1994 and for the nine months ended September 30, 1995 and 1994 of
        (a) the Company on a parent company only basis (Parent Company), (b) the Combined Guarantors, and (c) the Company on a consolidated basis.

    2) The Parent Company with its investments in subsidiaries accounted for on the equity method.

    3) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

September 30, 1995 Condensed Consolidating Balance Sheet

                                         Parent    Combined
                                        Company   Guarantors   Eliminations   Consolidated
                                        -------   ----------   ------------   ------------
                                                (Dollars in thousands)
Assets
------
Current assets:
  Cash                                 $     177   $   1,092                     $   1,269
  Accounts receivable, net                   413      89,422                        89,835
  Unbilled costs and accrued profits
   on contracts in progress                           12,115                        12,115
  Inventories                                         86,264                        86,264
  Assets held for sale                     2,996      20,040                        23,036
  Other                                      876       7,875                         8,751
                                       ---------   ---------                     ---------
    Total current assets                   4,462     216,808                       221,270
                                       ---------   ---------                     ---------
Assets held for sale nonrecurrent                      2,300                         2,300
Property, plant & equipment,net              762      44,494                        45,256
Cost in excess of net assets
 of acquired companies, net                          137,504                       137,504
Other noncurrent assets                   13,193      19,922                        33,115
Investments in and advances to
 subsidiaries                          $ 330,892                  $(330,892)
                                       ---------   ---------      ---------      ---------
    Total assets                       $ 349,309   $ 421,028      $(330,892)     $ 439,445
                                       =========   =========      =========      =========

September 30, 1995 Condensed Consolidating Balance Sheet

                                         Parent    Combined
                                        Company   Guarantors   Eliminations   Consolidated
                                        -------   ----------   ------------   ------------
                                                (Dollars in thousands)

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt    $   5,292   $     315                     $   5,607
  Accounts payable                         2,067      28,098                        30,165
  Accruals and other current
   liabilities                            19,348      37,736                        57,084
                                       ---------   ---------                     ---------
    Total current liabilities             26,707      66,149                        92,856
                                       ---------   ---------                     ---------
Long-term debt                           191,702         352                       192,054
Other noncurrent liabilities              20,907      32,385                        53,292
                                       ---------   ---------                     ---------
    Total liabilities                    239,316      98,886                       338,202
                                       ---------   ---------                     ---------
Common stock and additional paid
 in capital                              127,396                                   127,396
Retained earnings (deficit)              (15,526)                                  (15,526)
Equity of subsidiaries and advances
 of parent                                           330,892      $(330,892
                                       ---------   ---------      ---------      ---------
                                         111,870     330,892       (330,892)       111,870
  Less:
  Treasury stock at cost
   (700,000 shares)                                    8,750                         8,750
  Minimum pension liability adjustment       540                                       540
  Unearned compensation-restricted
   stock                                   1,337                                     1,337
                                       ---------   ---------      ---------      ---------
 Total shareholders' equity              109,993     322,142       (330,892)       101,243
                                       ---------   ---------      ---------      ---------
Total liabilities and shareholders'
 equity                                $ 349,309   $ 421,028      $(330,892)     $ 439,445
                                       =========   =========      =========      =========

December 31, 1994 Condensed Consolidating Balance Sheet

                                         Parent    Combined
                                        Company   Guarantors   Eliminations   Consolidated
                                        -------   ----------   ------------   ------------
                                                     (Dollars in thousands)
Assets
------
Current assets;
  Cash                                 $   1,519   $   1,100                     $   2,619
  Accounts receivable, net                   640      88,639                        89,279
  Unbilled costs and accrued
   profits on contracts in progress                   14,097                        14,097
  Inventories                                         85,110                        85,110
  Assets held for sale                    18,449      30,725                        49,174
  Other                                    1,168       7,000                         8,168
                                       ---------   ---------                     ---------
    Total current assets                  21,776     226,671                       248,447
                                       ---------   ---------                     ---------
Assets held for sale nonrecurrent                      2,300                         2,300
Property, plant & equipment, net             790      43,899                        44,689
Cost in excess of net assets of
 acquired companies, net                             140,128                       140,128
Other noncurrent assets                   10,011      22,459                        32,470
Investments in and advances
 to subsidiaries                         304,392                  $(304,392)
                                       ---------   ---------      ---------      ---------
    Total assets                       $ 336,969   $ 435,457      $(304,392)     $ 468,034
                                       =========   =========      =========      =========

December 31, 1994 Condensed Consolidating Balance Sheet

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
                                       =========   =========      =========      =========

Nine Months Ended September 30, 1995 Condensed Consolidating Statement of
Earnings

                                         Parent    Combined
                                        Company   Guarantors   Eliminations   Consolidated
                                        -------   ----------   ------------   ------------
                                                     (Dollars in thousands)
Sales and operating review             $           $ 394,482                     $ 394,482
Costs and expenses
  Costs and operating expenses                       334,009                       334,009
  Selling, general and administrative
   expenses                                9,554      32,920                        42,474
  Allocated expenses                      (3,300)      3,300
                                       ---------   ---------                     ---------
                                           6,254     370,229                       376,483
                                       ---------   ---------                     ---------
Operating income                          (6,254)     24,253                        17,999

Other income (expense)
  Interest expense                       (10,591)     (4,821)                      (15,412)
  Other                                      275         (21)                          254
  Equity in earnings of subsidiaries      19,411                  $ (19,411)
                                       ---------   ---------      ---------      ---------
                                           9,095      (4,842)       (19,411)       (15,158)
                                       ---------   ---------      ---------      ---------
Earnings before income taxes               2,841      19,411        (19,411)         2,841
Income tax benefit (provision)              (994)     (6,793)         6,793           (994)
                                       ---------   ---------      ---------      ---------
Net Earnings                           $   1,847   $  12,618      $ (12,618)     $   1,847
                                       =========   =========      =========      =========

Nine Months Ended September 30, 1995 Condensed Consolidating Statement of Cash Flows

                                                     Parent       Combined
                                                    Company      Guarantors     Consolidated
                                                    -------      ----------     ------------
                                                           (Dollars in thousands)
Net cash flow from (used by) operations            $ (21,623)     $   9,544      $ (12,079)
                                                   ---------      ---------      ---------
Cash flows from investing activities:
  Net proceeds from sales of assets                   22,553         10,726         33,279
  Additions to property, plant and equipment            (204)        (4,957)        (5,161)
  Acquisition of subsidiaries,
   net of cash acquired
   Net cash provided (used) by                                         (947)          (947)
                                                   ---------      ---------      ---------
     investing activities                             22,349          4,822         27,171
                                                   ---------      ---------      ---------
Cash flows from financing activities:
  Additions to debt                                  262,827                       262,827
  Reductions in debt                                (251,233)       (28,256)      (279,489)
  Other transactions, net                                220                           220
  Net cash transfers to (from) parent                (13,882)        13,882
    Net cash provided (used) by                    ---------      ---------      ---------
     financing activities                             (2,068)       (14,374)       (16,442)
                                                   ---------      ---------      ---------
Net increase (decrease) in cash                       (1,342)            (8)        (1,350)

Cash at beginning of year                              1,519          1,100          2,619
                                                   ---------      ---------      ---------
Cash at end of period                              $     177      $   1,092      $   1,269
                                                   =========      =========      =========

Nine Months Ended September 30, 1994 Condensed Consolidating Statement of
Earnings

                                         Parent    Combined
                                        Company   Guarantors   Eliminations   Consolidated
                                        -------   ----------   ------------   ------------
                                                     (Dollars in thousands)
Sales and operating revenues           $           $ 390,459                     $ 390,459
Costs and expenses:
  Costs and operating expenses                       326,787                       326,787
  Selling, general and administrative
   expenses                               14,413      40,671                        55,084
  Restructuring charge                     4,800      53,906                        58,706
  Allocated expenses                      (5,328)      5,328
                                       ---------   ---------                     ---------
                                          13,885     426,692                       440,577
                                       ---------   ---------                     ---------
Operating income (loss)                  (13,885)    (36,233)                      (50,118)
Other income (expense):
  Interest expense                       (10,777)     (3,019)                      (13,796)
  Other                                   (1,293)         29                        (1,264)
  Equity in income (loss) of
   subsidiaries                          (39,223)                 $  39,223
                                       ---------   ---------      ---------      ---------
                                         (51,293)     (2,990)        39,223        (15,060)
                                       ---------   ---------      ---------      ---------
Earnings (loss) before income taxes      (65,178)    (39,223)        39,223        (65,178)
Income tax benefit                        13,036       7,335         (7,335)        13,036
                                       ---------   ---------      ---------      ---------
New earnings (loss)                    $ (52,142)  $ (31,888)     $  31,888      $ (52,142)
                                       =========   =========      =========      =========

Nine Months Ended September 30, 1994 Condensed Consolidating Statement of Cash Flows

                                                     Parent       Combined
                                                    Company      Guarantors     Consolidated
                                                    -------      ----------     ------------
                                                           (Dollars in thousands)
Net cash flow from (used by) operations            $ (10,110)     $  12,400      $   2,290
Cash flows from investing activities:              ---------      ---------      ---------
  Additions to property, plant and
    equipment                                           (304)        (8,608)        (8,912)
  Acquisition of subsidiaries                                        (1,785)        (1,785)
  Net proceeds from sale of assets                                    6,237          6,237
    Net cash and short-term investments            ---------      ---------      ---------
     provided (used) by investing
     activities                                         (304)        (4,156)        (4,460)
Cash flows from financing activities:              ---------      ---------      ---------
  Addition to debt                                   111,085         38,160        149,245
  Reductions in debt                                (119,425)       (27,599)      (147,024)
  Other transactions, net                                102                           102
  Net cash transfers to (from) parent                 18,148        (18,148)
    Net cash and short-term investments            ---------      ---------      ---------
     provided (used) by financing
     activities                                        9,910         (7,587)         2,323
Net increase (decrease) in cash and                ---------      ---------      ---------
 short-term investments                                 (504)           657            153
Cash and short-term investments at
 beginning of year                                       857            637          1,494
Cash and short-term investments at                 ---------      ---------      ---------
 end of period                                     $     353      $   1,294      $   1,647
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

Quarter Ended September 30, 1995 Compared with Quarter Ended September 30,
--------------------------------------------------------------------------
1994
----
Revenues were $137.4 million in the third quarter of 1995 compared with $129.7 million in the 1994 quarter, an increase of $7.7 million (6%). Operating income in the 1995 quarter was $6.4 million compared with $5.2 million in the 1994 quarter, an increase of $1.2 million (23%).

Revenues for the Engine Overhaul Division in the 1995 quarter decreased $2.2 million (6.5%) to $31.8 million. The reduction in revenues is due in part to the closing of the engine overhaul facility in Burbank, California at the end of 1994, which was part of the Company's restructuring program. Also, the 1994 quarter included revenues from an aircraft leveraged lease transaction which were non-recurring due to the sale of the asset in December 1994. These reductions were partially offset by higher revenues from the overhaul and repair of industrial turbine engines and in the sale of jet engine and aircraft components. Operating income decreased $0.8 million (32%) to $1.6 million in the 1995 quarter principally due to non-recurring leveraged lease income included in the 1994 quarter.

Revenues from the Component Services Division in the 1995 quarter increased $2.6 million (19%) to $16.3 million, on increased volume from both domestic and international customers. Operating income increased $0.8 million to $1.0 million on higher volume.

The Company's Manufacturing Division revenues for the 1995 third quarter were $21.6 million, a decrease of $2.1 million (9%) compared with the 1994 quarter. The decrease in revenues is due to lower volume at the Company's engine components manufacturing facility in Indiana and from no volume at the chemical milled aircraft and engine components facility in Texas, which was sold in June 1995 in line with the Company's restructuring strategy. These decreases were partially offset by higher volume at the Company's Michigan engine components manufacturing facility due to increased activities on U.S. government and OEM programs and at the aerostructures manufacturing facility in Washington due to activities on new contracts. Operating income decreased $0.9 million (39%) to $1.5 million in the 1995 quarter, due to lower volume offset by activities on lower margin orders.

Aviation Services Division revenues of $65.7 million increased $7.4 million (12.8%) due to increased international revenues principally from activities on a contract awarded in 1994 to provide training and services to the Royal Saudi Navy. These increases were partially offset by reduced levels of contract flight training and aircraft maintenance activities on U.S. government contracts and the sale of UNC Helicopter in December 1994, as part of the Company's restructuring strategy. Operating income increased $0.2 million (7%) to $2.9 million on higher volume.

The 1995 quarter includes $2.0 million in revenues and operating income from management fees for services provided to the Mohegan Indians in connection with the sale of property in Connecticut.

Interest expense increased $0.5 million in the 1995 quarter due to higher average debt levels and higher interest rates.

Nine Months Ended September 30, 1995, Compared with Nine Months Ended
---------------------------------------------------------------------
September 30, 1994
------------------
Revenues were $394.5 million in the nine months period in 1995 compared with $390.5 in the 1994 period, an increase of $4.0 million (1.0%). Operating income in the 1995 period was $18.0 million compared with an operating loss of $50.1 million in the 1994 period. The 1994 period included a restructuring charge of $58.7 million and a one-time charge of $9.6 million for various adjustments described below. Adjusting for these charges operating income would have been $18.2 million in the 1994 period. On an adjusted basis operating income in the 1995 period of $18.0 million decreased $0.2 million (1.0%) compared with the 1994 period.

Revenues for the Engine Overhaul Division in the 1995 period decreased $1.1 million (1%) to $96.3 million. The reduction in revenues is principally due to the closing of the engine overhaul facility in Burbank, California at the end of 1994, which was part of the Company's restructuring program. This decrease was partially offset by a higher level of small engine overhauls, and increases in the overhaul and repair of industrial turbine engines. Operating income was $6.6 million in the 1995 period and $6.3 million in 1994. The 1994 period included a one-time charge of $1.0 million for an increase in the allowance for doubtful accounts.

Revenues from the Component Services Division in the 1995 period increased $6.0 million (14%) to $47.6 million on increased domestic and international volume. Operating income was $4.1 million in the 1995 period and 3.6 million in 1994. The 1994 period included one-time charges of approximately $0.2 million for an increase in the allowance for doubtful accounts.

The Company's Manufacturing Division revenues in the 1995 period of $63.4 million decreased $8.5 million (12%) compared with the 1994 period. The reduction in revenues is principally due to lower volume at the Company's engine component manufacturing facility in Indiana and to a reduction in revenues generated by the Company's chemical milled aircraft and engine components facility in Texas, which was sold in June 1995 as part of the Company's restructuring strategy. These decreases were partially offset by increased volume at the aerostructures manufacturing facility in Washington. Operating income was $5.1 million in the 1995 period compared with $4.1 million in the 1994 period. The 1994 period included a one-time charge of $3.5 million for an adjustment to cost estimates on long-term manufacturing contracts.

Aviation Services Division revenues of $185.2 million increased $5.6 million (3%) principally due to activities on the Royal Saudi Naval Forces contract, which was awarded in 1994. This increase was partially offset by lower flight hours on U.S. military maintenance contracts and the sale of UNC Helicopter in December 1994, which was part of the Company's restructuring strategy. Operating income decreased $2.2 million (25%) to $6.5 million in the 1995 period principally due to lower maintenance activities as a result of reduced flight hours.

The nine months period in 1995 includes $2.0 million in revenues and operating income from management fees for services provided the Mohegan Indians in connection with the sale of property in Connecticut.

Selling, general and administrative expenses in the nine months period of 1995 were $42.5 million or 10.8% of sales compared with $55.1 million or 14.1% of sales in the 1994 period. The decrease in selling, general and administrative expenses in the 1995 period is due to the closing of the Burbank engine overhaul facility, the sale of UNC Helicopter in December 1994, the sale of the Texas chemical milled aircraft and engine components facility in June 1995, and other cost savings resulting from the restructuring program initiated in the second half of 1994. Also, the 1994 period included a one-time charge of approximately $5.7 million for an increase in the allowance of doubtful notes and accounts (included in this amount are the allowance adjustments described above) and the write-off of expenses incurred in connection with an acquisition that was not consummated.

The Defense Department is continuing to close various military bases where the Company provides contract services. A portion of the workload of these bases is being relocated to bases where the Company already performs aircraft maintenance functions. Further consolidation of military training and maintenance contracts is expected as bases are eliminated and other defense cuts reduce the value of individual contracts. However, the Company expects that continued pressures on defense spending could increase the outsourcing of services currently being provided by military and other government personnel to lower cost providers such as the Company. Additional opportunities for work from Army, Air Force and Navy depots may result from the recommendations made by the Congressionally-mandated DoD-Industry Depot Maintenance Task Force on which UNC is represented. For example, the employees of the U.S. Air Force's Newark Aerospace Guidance and Metrology Depot in Ohio selected the Company in open competition, and the Company has formed an alliance named UNC Newark with these employees. UNC Newark is in competition for the Air Force "privatization-in-place" contract which is scheduled to begin in conjunction with that base closure in December 1995. "Privatization-in-place" is a concept under which facilities will be transferred to local jurisdictions and the depot work will be performed by commercial companies. In May 1995 the Company was awarded a major delivery order under its Contract Field Teams contract to develop the plans, procedures and processes to implement the U.S. Army's Brigade Afloat program. Also in May, the Company was awarded a one year contract, with four one year options, by the U.S. Army's Communications and Electronics Command at Ft. Monmouth, N.J. with a potential value of approximately $105 million. In July 1995 the Company was awarded a $38 million seven-year subcontract for maintenance and supply support of the Air Force's world-wide C-20 Gulfstream VIP aircraft fleet.

Continued effort on the part of the U.S. government to further reduce defense spending is affecting the demand for aircraft engines used in military applications and could have an impact on the Company's manufacturing operations. This trend is being offset by the Defense Department placing orders directly with subcontractors like the Company for replacement spare parts. Recently the Company has been awarded contracts to produce T56, F110 and F404 High Pressure Turbine Nozzle Segments valued at $16 million, $9 million and $7 million, respectively. The Company's manufacturing operations are continuing to focus their marketing efforts on commercial contracts to continue to build that market segment in order to decrease long-term dependence on military contracts. The Company's OEM customers continue to

<PAGE 21>
significantly reduce the number of suppliers and their own procurement staffs. The Company remains a part of the reduced subcontractor base and as such has obtained new contracts that may not have been available in the past when the base of suppliers was much larger. Although the Company's Manufacturing Division provided its principal customers with price concessions during 1992, 1993, and 1994 in anticipation of receiving additional future orders, the Company believes that increased volume from these anticipated additional orders, together with on-going productivity enhancement and cost reduction programs, should mitigate the effect of the price concessions. Furthermore, during the second half of 1993 and the first quarter of 1994, the Company expanded its backlog as well as its customer base by acquiring the contract backlog of two financially pressured competitors. The work-in-process of these contracts was transferred to existing Company facilities, along with the required tooling and inventories.

Interest expense increased $1.6 million in the nine months period of 1995 due to higher average debt levels and higher interest rates.

Liquidity and Capital Resources
-------------------------------
In September 1995 the Company received approximately $28.4 million in cash for the sale of its Connecticut property to the Mohegan Indian Tribe which included $3.5 million to cover the cost of money and management fees for services provided by the Company. With the completion of this transaction the Company has now completed approximately $53 million of asset sales since establishing its restructuring asset sales program in the third quarter of 1994. The proceeds from the Mohegan transaction were applied to reduce borrowings under the Company's revolving credit facility.

In October 1995, the Company reached an agreement with Gildea Investment Company ("Gildea") and other investors to provide up to $25 million of equity financing on an as needed basis to help finance future acquisitions. The equity investment will be in the form of a senior cumulative convertible preferred stock ("the Preferred") issued by the Company. The Preferred will be purchased at $100 per share with an annual dividend rate of 8.5%, with no mandatory redemption, and will be convertible in common stock at a price of $7 per share. The Company will have the option to pay dividends in the form of a pay-in-kind cumulative preferred stock. Under the terms reached with Gildea, the Company will only issue the new equity on an as needed basis for prospective acquisitions. Gildea has the option to invest $10 million if a like amount has not been issued by the Company by April 1996.

Long-term debt, including current portion, was $197.7 million at September 30, 1995 compared with $214.3 million at December 31, 1994. In May 1995 the Company entered into a new revolving credit agreement which provides for a five-year credit line through May 2000, with a borrowing capacity of up to $90 million, subject to borrowing base limitations as defined in the agreement, reduced by outstanding letters of credit.

The Company's unused availability under the facility was $38.6 million at September 30, 1995. The Company's working capital was $128.4 million with a current ratio of 2.4 to 1 compared with $100.2 million with a current ratio of 1.7 to 1 at December 31, 1994.

Capital expenditures for the nine months period in 1995 amounted to $5.2 million compared with $8.9 million in the 1994 period. It is anticipated that capital expenditures for the remainder of 1995 will be less than depreciation and amortization expense and will be financed from internally generated funds, lease arrangements and revolving credit borrowings.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


(a) Exhibits                                  Description

Exhibit 11                    Computation of Earning Per Common Share

Exhibit 27                    Financial Data Schedule (electronically filed)


(b) Reports on Form 8-K:
------------------------

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

                      UNC Incorporated and Subsidiaries


                                  SIGNATURE


Pursuant to requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         UNC Incorporated





Date:  November 13, 1995                 By:  /s/ Robert L. Pevenstein
                                              ------------------------
                                              Robert L. Pevenstein
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                      UNC Incorporated and Subsidiaries

                          SEQUENTIAL EXHIBIT INDEX



 Exhibit                                                         Sequential
 Number                           Description                       Page
-------                 ---------------------------------        ----------

Exhibit 11              Computation of Earnings Per Common Share     26

Exhibit 27              Financial Data Schedule (electronically
                        filed)

                                                                EXHIBIT 11


                          UNC INCORPORATED AND SUBSIDIARIES
                                 Earnings Per Share
                       (In thousands except per share amounts)

                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                    ---------------------   ---------------------
                                      1995        1994        1995        1994
                                    ---------   ---------   ---------   ---------
Net earnings (loss)                 $     839   $      30   $   1,847   $ (52,142)
                                    =========   =========   =========   =========
Calculation of primary earnings
 per share:

  Average common shares outstanding
   during the period primary (1)       17,679      17,503      17,656      17,461
                                    ---------   ---------   ---------   ---------
Earnings (loss) per share, primary:

  Net earnings (loss)               $     .05   $           $     .10   $   (2.99)
                                    =========   =========   =========   =========
Calculation of fully diluted earnings
 per share:

  Average common shares outstanding
   for the period (1)                  17,679      17,503      17,656      17,461

  Increase in common stock equivalents:
    Stock options under treasure stock
     method                               263         300         263         429
                                    ---------   ---------   ---------   ---------
  Adjusted average shares outstanding
   for the period fully diluted        17,942      17,803      17,919      17,890
                                    ---------   ---------   ---------   ---------
Earnings (loss) per share, fully
 diluted:

  Net earnings (loss)               $     .05   $           $     .10   $   (2.91)
                                    =========   =========   =========   =========

    (1) Exclusive of 700,000 treasury shares for all years presented.