Form 10-K
period 1995-12-31
UNC INC
filed 1996-03-28
CIK 276104

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995   Commission file number 1-7795

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

YES   [X]      NO   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 22, 1996 was approximately $107,659,292.

The number of shares of Registrant's Common Stock outstanding on February 28, 1996 was 17,798,981 (excluding 700,000 shares held in treasury).

                           (Cover page continued)

                     DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's definitive Proxy Statement, expected to be filed by April 29, 1996, specifically excluding the sections titled "Statement of Management Development and Compensation Committee on Executive Compensation" and "Comparison of Five-Year Cumulative Total Return Among UNC Incorporated, NYSE Market Value Index and Peer Group Index", in connection with the solicitation of proxies for its 1996 Annual Meeting of Shareholders, are incorporated into Items 10, 11, 12 and 13 under Part III.

                      UNC INCORPORATED AND SUBSIDIARIES
                      ---------------------------------

Item 1.     Business

      The Company is a leading supplier of products and services to the aviation industry. The Company's primary business is the aviation aftermarket, which accounts for approximately 90% of its revenues. These operations include the overhaul and repair of aircraft engines and accessories, the repair and remanufacturing of engine components, and the provision of training and maintenance services to the United States and foreign military. Approximately 10% of the Company's revenues in 1995 were derived from manufacturing engine and airframe parts for original equipment manufacturers.

      The Company has over 8,000 customers including: business aircraft operators; major, national, regional, foreign, charter and package/cargo airlines; engine and airframe OEMs; and the United States and foreign military. The Company operates sixteen facilities and performs services at approximately 80 government sites.

                          ENGINE OVERHAUL DIVISION

      UNC Engine Overhaul Division is comprised of three operations, UNC Airwork, UNC Engine & Engine Parts and UNC Metcalf. Together these three operations perform turbine engine overhaul and maintenance, provide parts provisioning for business and helicopter operators and regional airlines, and provide industrial power packages for land based industrial use.

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

      UNC Engine and Engine Parts provides parts and accessory support for small gas turbine engines, as well as industrial packages. Specializing in the support of the PT6 engine manufactured by Pratt & Whitney, this unit has also expanded capabilities to meet the needs of PT6T Twin Pac, JT15D, Allison 250 and APU operators. UNC Engine and Engine Parts maintains an inventory of PT6 spare engines and also has one of the largest PT6 inventories of parts and accessories in the industry.

      Acquired in 1993, UNC Metcalf specializes in the overhaul and repair of industrial turbine engine, particularly the Solar Centaur and Saturn models. UNC Metcalf provides support services that extend into all areas of operations including engineering, installation, maintenance, parts repair and rebuild. Additionally, UNC Metcalf has developed certain proprietary repair processes which provide customers with a low cost alternative to parts replacement. UNC Metcalf also provides complete "turnkey" service including on site contract maintenance and operations.

      Revenues of the Engine Overhaul Division were $130.6 million in 1995 (24.5% of the Company's 1995 revenues).

                         ACCESSORY SERVICES DIVISION

      UNC Accessory Services consists of four certified FAA repair station facilities providing accessory overhaul, repair and test services to aircraft operators, including business aircraft operators, major airlines, international airlines, national airlines, regional airlines and package and freight carriers. Services are also provided to independent aircraft engine overhaul facilities and aftermarket distributors. UNC Accessory Services supports over fifty categories of aircraft accessories, covering more than thirty thousand different parts. The items serviced include landing gear, constant speed drives, radar components, generators, transponders, pneumatic valves, cooling turbines, flight control actuators, propellers, fuel system components, hydraulic system components, and anti-skid brake system components. New capabilities for regional turbo-prop aircraft and newer generation turbine aircraft continue to be added.

      UNC Accessory Services was founded in 1951 and acquired by the Company in 1989. UNC Accessory Services is an authorized service center for leading original equipment manufacturers, including Allied Signal Aerospace Products, APPH and Chandler Evans. The Company believes it to be the largest independent supplier of accessory support.

      Revenues of the Component Services Division were $45.6 million in 1994 (8.5% of the Company's 1995 revenues).

                                MANUFACTURING

      UNC's Manufacturing Division supplies turbine engine and airframe component parts for the prime engine and aircraft original equipment manufacturers and the military. UNC Manufacturing provides advanced capabilities from design to production that result in high technology, precise tolerance and advanced alloy parts. This Division consists of UNC Johnson Technology, UNC Tri-Manufacturing, UNC Tri-Remanufacturing, UNC Artex and UNC Aerostructures.

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

      UNC Tri-Manufacturing, founded in 1955 and acquired by the Company in 1988, is a leading manufacturer of precision components, aircraft parts and assemblies for turbine engines for commercial and military aviation applications. Primary customers include General Electric, Pratt & Whitney and the Department of Defense.

      UNC Aerostructures, founded in 1965 and acquired by the Company in 1993, is an experienced manufacturer of structural components and sheet metal sub-assemblies for major aircraft manufactures such as Boeing. UNC Aerostructures provides a wide manufacturing capability serving virtually all major airframe and aerospace companies, leading industrial subcontractors and the U.S.

Military. Customers include, Boeing, Northrop, Vought, Bell Helicopter, Lockheed and Grumman.

      UNC Tri-Remanufacturing, which was started by the Company in 1991, reconditions engine components to serviceable condition. The remanufacturing business is supported by market driven repair development and customers' desires to lower repair and overhaul costs. UNC Tri-Remanufacturing's customers are the commercial airlines who perform their own engine overhauls, OEM engine overhaul shops and the military. These customers generally lack the expertise, the ability to develop approved repairs, and the volume of work on each different part to justify in-house performance of this work.

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

      Revenues for the Manufacturing Division were $103.6 million in 1995 (19% of the Company's 1995 revenues).

                              AVIATION SERVICES

      UNC Aviation Services Division is a market leader in the provision of aircraft maintenance, overhaul, logistics support, aviation training services and systems integration to the U.S. military, as well as to domestic and foreign government agencies. The Division has over 63 years of cumulative experience with an unblemished record of distinguished contract performance. The Division has three operating units, UNC Federal Services, UNC Contract Field Services and UNC International Services. Work is performed at military aviation and ground training sites throughout the United States. Contracts are both fixed price and time and materials for multiple years with options. This business is managed centrally from the Company's Annapolis, Maryland headquarters.

      UNC Federal Services is a recognized leader of aircraft maintenance and air-crew training to the U.S. military. The market for these military contract services results from the Department of Defense turning to the private sector to obtain services for less than they would cost if they were performed by government personnel. Awards of these contracts are generally based on best value to the government. As a result, success in obtaining the awards of these contracts requires both high technical rating and low price.

      In 1995, Aviation Services Division won a contract for Contractor Logistics Support of a four-service fleet of VIP C-20 aircraft at four locations: Andrews AFB, Maryland; Kaneoe NAS and Hicham Field, Hawaii; and Ramstein AFB, Germany. They also were awarded a U.S. Army Communications/Electronics Command Omnibus Contract, which provides systems integration services for development and installation of avionics and communications equipment in aircraft and ground vehicles at Lakehurst, New Jersey and Ft. Belvoir, Virginia. The Division also won the Air Education and Training Commands Contract to provide instructors for flight simulation instruction at six bases: Randolph AFB, Texas; Reese AFB, Texas; Sheppard AFB, Texas; Columbus AFB, Mississippi; Laughlin AFB, Texas; and Vance AFB, Oklahoma.

      UNC Contract Field Services has for 35 years provided depot level and below depot level maintenance, repair and logistical services for virtually every Department of Defense weapon system. Through the Contract Field Teams
(CFT) program, the Company serves the U.S. Army, Navy, Air Force, NASA and Coast Guard. In 1995, Field Teams began a major new effort at the Army's Strategic Mobility Logistics Base, Charleston, South Carolina. Here the Division is the Army's major support contractor for maintenance and upgrade of war reserve equipment aboard prepositioned ships deployed around the world.

      UNC International Services provides maintenance program management and logistical services to customers worldwide. The Company is the largest U.S. service contractor to the Royal Saudi Air Force providing F-5 technical and logistical support, C-130 logistical support and other services. The Division also holds a major contract with the Royal Saudi Naval Forces to provide technical support at Jeddah and Jubail shipyards, with a support element in Philadelphia, Pennsylvania.

      The Aviation Services Division had revenues of $251.2 million in 1995 (47% of the Company's 1995 revenues).

                              TRADING DIVISION

      During 1993, the Company established a Trading Division for the purpose of expanding its business in the airframe and engine parts market and generating revenues from other aircraft and engine related transactions. In addition the Company is consolidating its engine and accessory marketing within this Division located in Miami, Florida. In 1993 the Division acquired a Boeing DC-10-30 aircraft under a leverage lease which it subsequently sold in 1994. In addition, the Division acquired a Boeing 767 aircraft in 1994 which it has disassembled and is refurbishing or repairing, as required, and disposing of in the aftermarket through sale, lease or the creation of exchange pools or similar transactions.

      Revenues for the Trading Division in 1995 were $5.2 million (1% of the Company's 1995 revenues).

COMPETITION

      The businesses and markets in which the Company operates are highly competitive.

      The Company's engine overhaul operations competes primarily with, and largely at the discretion of, the aircraft OEMs including Allied Signal, General Electric, Pratt & Whitney and Rolls-Royce. These operations also face significant competition from a large number of other domestic and foreign entities such as Aviall, Standard Aero, National Airmotive, BizJet, KC Aviation (an aviation services subsidiary of Kimberly-Clark), Bombardier, Duncan Aviation and others. The Company's overhaul operations also compete with sales of used engines.

      The Company's accessory services operations compete with a large number of smaller service facilities and with certain OEMs that provide aftermarket services for their products.

      Quality and reliability of service, prompt turn-around time, price and customer service are major competitive factors in the engine overhaul and accessory services businesses.

      In providing contract aviation services to the military, the Company's major competitors are Dyncorp, Reflectone, Serv-Air, Northrop, Raytheon, Grumman and Lockheed. The Division is one of only four companies holding a recurring contract under the Contract Field Team program. The program allows these companies to provide maintenance services to the Government on an as needed basis through individual orders. Other CFT contracts are held by DynCorp, Lockheed, and Raytheon (Serv-Air).

      With respect to the Company's manufacturing operations, UNC Tri-Manufacturing's principal competitors are The Barnes Group, Ketema and Chemtronics, and UNC Johnson Technology's competition exists in the form of OEM in-house capabilities and Chromalloy, Meyer Tool, Howmet and Walbar. UNC Aerostructures competes with Ace Clearwater, Dynabil Industries, Monitor Aerospace, AeroChem and ChemFab. UNC Tri-Remanufacturing and UNC Artex's principal competitors are Windsor Airmotive, Chromalloy, NORDAM PSD and Pyromet. Price, quality and customer service are major competitive factors in this business.

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

GOVERNMENT REGULATION:

      UNC Airwork, UNC Accessory Services, UNC Tri-Remanufacturing, UNC Johnson Technology and UNC Artex are all licensed FAA repair stations in their respective specialties. UNC Accessory Services, UNC Tri-Remanufacturing and UNC Artex are certified by the FAA and hold current C.A.S.E. Registry as well as various approvals by international aviation administration organizations. The principal activities of the Company's discontinued submarine propulsion unit manufacturing business are regulated by the Department of Energy ("DOE"). The Company is also subject to comprehensive regulations designed to maximize safety in the handling of hazardous materials. In addition, certain properties of the Company relating to its discontinued minerals business are affected by special federal and state environmental laws and regulations. See the description of environmental proceedings included in Note 11 to the Company's Notes to Consolidated Financial Statements.

BACKLOG:

      As of December 31, 1995, the total contract price of the backlog of orders for manufactured engine and airframe parts and aviation contract services for the military, including option years, believed to be firm was approximately $646.1 million, and approximately 56% of the orders or services represented thereby have been or are currently expected to be filled during 1996. As of December 31, 1994, such total was approximately $670.2 million.

EMPLOYEES:

      As of December 31, 1995, the Company had 5,730 employees.

EXPORT SALES:

      For information related to sales to foreign countries, reference is made to Note 17 to the Company's Notes to Consolidated Financial Statements.

ITEM 2.     PROPERTIES.

      The principal executive offices of the Company are located at 175 Admiral Cochrane Drive, Annapolis, Maryland. The executive offices are subject to a lease expiring in 1997 with renewal options and an option to purchase and are comprised of approximately 34,000 square feet in a modern office building.

      The following table sets forth certain information regarding the Company's operating facilities as of December 31, 1995.

                                           Approximate
                  Location                Square Footage          Title
                  --------                --------------          -----
      Engine Overhaul Division(1)
         Millville, New Jersey                 260,000            Leased
         Miami, Florida                         46,000            Leased
         Odessa, Texas                          36,500            Leased
         Coconut Creek, Florida                  4,000            Leased

      Accessory Services Division
         Bayshore, New York                     41,000            Owned
         Ft. Lauderdale, Florida                21,000            Leased
         Grand Prairie, Texas                   41,700            Owned
         Millville, New Jersey                  20,000            Leased

      Manufacturing Division
         Terre Haute, Indiana                  212,000            Owned
         Terre Haute, Indiana                   66,000            Leased
         Muskegon, Michigan                    105,000            Owned
         Everett, Washington                   135,000            Leased
         Addison, Texas                         20,000            Leased

      Aviation Services Division
         Annapolis, Maryland                     5,100            Leased
         Oklahoma City, Oklahoma                36,700            Leased
         San Antonio, Texas                     10,000            Leased
         Pensacola, Florida                      2,600            Leased
      ______________________

      (1) The Engine Overhaul Division also leases facilities in five states aggregating approximately 12,600 square feet.

      The Company owns its former engine parts manufacturing plant in Norwich, Connecticut containing approximately 72,000 square feet and owns its former engine overhaul plan in Burbank, California containing approximately 120,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS.

      See the description of a litigation and contingencies appearing in Note 11 of Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      The principal market for the common stock of UNC Incorporated is the New York Stock Exchange. At December 31, 1995, there were 6,432 holders of record of common stock. The accompanying table sets forth the high and low prices for UNC's common stock in the periods indicated. See Note 7 of Notes to Consolidated Financial Statements for a description of restrictions on the payment of dividends.

                              1995                    1994
Quarter Ended            High        Low         High        Low
-------------           ------      ------      ------      ------
March 31                $ 6.25      $ 4.63      $11.75      $ 9.13
June 30                 $ 6.00      $ 4.75      $10.25      $ 5.13
September 30            $ 6.75      $ 5.25      $ 6.50      $ 5.25
December 31             $ 6.63      $ 5.00      $ 6.50      $ 4.88
                        ------------------      ------------------

The closing price on December 29, 1995 and 30, 1994 was $6.00 and $6.00, respectively.

The closing price of the Company's common stock on February 23, 1996 was $7.50.

ITEM 6.     SELECTED FINANCIAL INFORMATION
(Dollars and shares in thousands except per share amounts)

                                                    Year Ended December 31,
                              --------------------------------------------------------
                                1995        1994        1993        1992        1991
                              --------    --------    --------    --------    --------
OPERATING RESULTS
 Revenues                     $536,243    $525,833    $438,293    $365,152    $360,571
                              ========    ========    ========    ========    ========
 Earnings (loss) from:
   Continuing operations
     before extraordinary
     item                     $  1,923    $(67,932)   $ 11,594    $ 11,369    $(25,485)
   Discontinued operations                                                      34,100
   Extraordinary item -
     early retirement of debt                             (532)                 (1,700)
                              --------    --------    --------    --------    --------
   Net earnings (loss)        $  1,923    $(67,932)   $ 11,062    $ 11,369    $  6,915
                              ========    ========    ========    ========    ========
 Earnings (loss) per share:
   Continuing operations
     before extraordinary
     item                     $    .11    $  (3.89)   $    .67    $    .66    $  (1.49)
   Discontinued operations                                                        1.99
   Extraordinary item                                     (.03)                   (.10)
                              --------    --------    --------    --------    --------
   Net earnings (loss)        $    .11    $  (3.89)   $    .64    $    .66    $    .40
                              ========    ========    ========    ========    ========
Weighted average number of
  shares outstanding            17,666      17,474      17,356      17,279      17,128

FINANCIAL POSITION DATA
   Working capital            $124,098    $100,174    $150,200    $128,150    $ 88,379
   Current ratio              2.3 to 1    1.7 to 1    2.5 to 1    3.1 to 1    1.5 to 1
   Total assets               $446,261    $468,034    $506,133    $391,082    $455,094
   Total long-term debt,
     including current
     portion                  $205,081    $214,323    $197,283    $125,723    $177,829
   Shareholders' equity       $100,152    $ 98,897    $165,486    $155,639    $143,492
   Total debt to
     capitalization              67.2%       68.4%       54.4%       44.7%       55.3%
   Return on average
     shareholders' equity         1.9%                    6.9%        7.6%        4.9%

OTHER
   Capital expenditures       $  6,767    $ 10,299    $ 11,250    $  6,602    $  7,280
   Depreciation and
     amortization             $ 12,491    $ 12,727    $ 11,477    $ 10,378    $ 10,196
   Employees                     5,730       5,410       6,430       3,383       3,852
   Shareholders                  6,432       6,715       7,029       7,371       8,936

See Notes 2, 14 and 18 of Notes to Consolidated Financial Statements for matters affecting continuing operations and Note 3 of Notes to Consolidated Financial Statements for a description of acquisitions. Capital expenditures in 1994 included $0.5 million for the acquisition of the contract backlog of Anadite and $1.9 million in 1993 for the acquisition of the contract backlog of Heintz.

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

1995 Compared with 1994
-----------------------
      Revenues were $536.2 million in 1995 compared with $525.8 million in 1994, an increase of $10.4 million (2%). This increase in revenues was a result of an increase of $25.7 million (29%) in international sales, offset by a reduction in revenues due primarily to the closing of the overhaul facility located in Burbank, California and the sale of two operating divisions in connection with the Company's restructuring program. Operating income was $22.4 million in 1995 compared with an operating loss of $61.0 million in 1994. Included in the 1994 results were a restructuring provision of $58.7 million, a one-time charge of $9.6 million for adjustments described below and a $14.0 million multi-employer pension withdrawal adjustment. See 1994 Compared with 1993 and Note 2 of Notes to Consolidated Financial Statements for a discussion of the Company's restructuring program. Without these adjustments operating income would have been $21.3 million in 1994.

      Revenues for the Engine Overhaul Division in 1995 increased $1.5 million (1%) to $130.6 million. The higher revenues are due to an increase in small engine overhauls for international customers and in the overhaul and repair of industrial turbine engines. These revenue increases were partially offset by the loss of revenue resulting from the closing of the engine overhaul facility in Burbank, California, at the end of 1994, as part of the Company's restructuring program. Operating income in 1995 was $7.6 million compared with an operating loss of $8.0 million in 1994. Included in the 1994 results was a $14.0 million non-recurring charge for the withdrawal from a multi-employer pension plan (See Note 14 of Notes to Consolidated Financial Statements) and a one-time charge of $1.0 million for an increase in the allowance for doubtful accounts for receivables related to litigation and the bankruptcy of certain customers. Without these adjustments operating income would have been $7.0 million in 1994 compared with $7.6 million in 1995.

      Revenues of the Accessory Services Division in 1995 increased $3.9 million (9%) to $45.6 million principally due to increased volume from international customers. Operating income decreased $1.3 million in 1995 principally due to lower volume on domestic business which was replaced with increased international business at lower margins due to increased competitive actions by original equipment manufacturers ("OEM"). The 1994 period included one-time charges of approximately $0.2 million for an increase in the allowance for doubtful accounts.

      The Company's Manufacturing Division revenues in 1995 decreased $2.8 million (3%) to $103.6 million compared with 1994. The decrease in revenues is due to lower volume at the Company's engine components manufacturing facility in Indiana and to a reduction in revenues generated by the Company's chemical milled aircraft and engine components facility in Texas which was sold in June 1995, as part of the Company's restructuring strategy. These decreases were partially offset by higher volume at the Company's Michigan engine components manufacturing facility due to increased activities on U.S. government programs and higher volume at other manufacturing facilities, principally due to new orders at the aerostructures manufacturing facility in the State of Washington. Operating income was $10.7 million in 1995 compared with $6.6 million in 1994. The 1994 period included a one-time charge of $3.5 million for an adjustment to cost estimates on long-term manufacturing contracts. This charge resulted from a reevaluation of total cost to be incurred under long-term production contracts with OEM customers, necessitated by a reduced level of orders and the impact of recent price concessions that were provided to the OEMs under these contracts. As a result of these events, it was determined that the increasing overhead rates, resulting in higher overhead charges to the contracts, in conjunction with higher production costs, resulting from these lower volumes required an adjustment to the carrying value of inventory under the contracts.

      Aviation Services Division revenues of $251.2 million increased $5.1 million (2%) in 1995. The increase in 1995 is due in part to higher revenues generated on U.S. government contracts for pilot training and contract field teams services, and for activities on an international contract that was awarded in the latter part of 1994. These increases in revenues were partially offset by a reduction in aircraft maintenance activities on U.S. government contracts and the sale of UNC Helicopter in December 1994, as part of the Company's restructuring strategy. Operating income decreased $1.9 million (17%) to $9.6 million in 1995 due to a reduction in volume of flying hours and one-time increases during the previous year.

      In December 1994, the Company's Trading Division purchased a used Boeing 767 aircraft for $5.0 million, of which $1.0 million was paid in 1994 and $4.0 million in 1995. The aircraft was disassembled and the parts are being refurbished or repaired, as required, and are being disposed of in the aftermarket through sale, lease or the creation of exchange pools or similar transactions. During 1995 the Division generated revenues of $3.3 million and operating income of $1.1 million from parts sales. Also, included in 1995 revenues and operating income is $2.0 million for services provided to the Mohegan Indians in connection with the sale of property in Connecticut. The 1994 period includes $2.6 million of revenues and operating income from the leveraged lease of a McDonnell Douglas DC-10-30 aircraft which was sold in December 1994.

      Selling, general and administrative expenses in 1995 were $57.0 million or 10.6% of sales compared with $69.8 million or 13.3% of sales in 1994. The decrease in selling, general and administrative expenses in 1995 is due to the closing of the Burbank engine overhaul facility, the sale of UNC Helicopter in December 1994, the sale of the Texas chemical milled aircraft and engine components facility in June 1995, and other cost savings resulting from the restructuring program initiated in the second quarter of 1994. Also included in 1994 was a one-time charge of approximately $6.1 million for an increase in the allowance for doubtful notes and accounts (included in this amount are the allowance adjustments described above) and the write-off of expenses incurred in connection with an acquisition that was not consummated. Selling general and administrative cost also includes an investment for increased international marketing efforts by the Company's international offices located in Singapore, The Netherlands and Miami, Florida, serving Latin America. As a result, international sales have increased $25.7 million (29%) and $27.9 million (47%) in 1995 and 1994, respectively. See Note 17 of Notes to Consolidated Financial Statements.

      Interest expense increased $1.0 million (5%) in 1995, principally due to higher average debt levels.

      The income tax provision for 1995 of $1.0 million results from the Company reporting $3.0 million in earnings before income taxes and extraordinary item. In 1994, the Company recognized an income tax benefit of $13.5 million as a result of incurring a loss before income taxes and extraordinary item of $81.4 million. See Note 12 of Notes to Consolidated Financial Statements for a reconciliation of the statutory federal income tax rate to the Company's effective tax rate.

      The decrease in the deferred tax valuation allowance of $1.3 million in 1995 was due to the realization of current income tax benefits resulting from the reversal of temporary differences against financial statement income. The amount of deferred tax valuation allowance is determined based upon management's evaluation of the net realizability of the future income tax benefits, considering expiration of net operating losses, predictability of future income, including the impact of the Company's restructuring program, and the timing of reversal of temporary differences.

      The Defense Department is continuing to close various military bases.
A portion of the workload of these bases is being relocated to bases where the Company already performs aircraft maintenance functions. Further consolidation of military training and maintenance contracts is expected as bases are eliminated and other defense cuts reduce the value of individual contracts. However, the Company expects that continued pressures on defense spending could increase the outsourcing of services currently being provided by military and other government personnel to lower cost providers such as the Company. Additional opportunities for work from Army, Air Force and Navy depots may result from the recommendations made by the Congressionally-mandated Department of Defense Industry Depot Maintenance Task Force on which UNC is represented. In May 1995, the Company was awarded a major delivery order under its Contract Field Teams contract to develop the plans, procedures and processes to implement the U.S. Army's Strategic Mobility Logistics Program at Charleston, South Carolina. Also in May, the Company was awarded a one year contract with four one-year options by the U.S. Army's Communications and Electronics Command at Ft. Monmouth, N.J. with a potential value of approximately $105 million. In July 1995, the Company was awarded a $38 million seven year subcontract for maintenance and supply support of the Air Force's worldwide C-20 Gulfstream VIP aircraft fleet, and in August, the Company was awarded a one year contract with four one-year options aggregating approximately $38 million to provide flight simulator instruction at six Air Education and Training Command bases.

      The Company's Manufacturing Division continues to receive pricing pressure from certain customers, principally OEMs, as these OEMs continue to significantly reduce the number of suppliers and their own procurement staffs. The Company remains a part of the reduced OEM supplier base and has obtained new contracts that may not have been available when the base of suppliers was larger. The Division has provided price concessions to its principal OEM customers during each of the past four years in anticipation of continuing to receive future orders and to maintain OEM business relationships. As a result of the depressed conditions in the industry over the past several years, the additional orders have not been sufficient to offset the declining volume of business. The Company has instituted on-going productivity enhancements and cost reduction programs, in an effort to mitigate the effect of these price concessions and reduced volumes. However, as a result of the impact that these concessions and reduced volumes have had on the cost structure of the Division, the Company adjusted the carrying value of certain inventories related to these long-term manufacturing agreements by $3.5 million in 1994. The OEM customers continue to apply pricing pressure on all suppliers, and the Company expects continuing pressures from these OEM customers on future pricing.

      Continued effort on the part of the U.S. government to reduce defense spending is affecting the demand for military aircraft engines and could also have an impact on the Company's manufacturing operations. This trend is being offset by the Defense Department bypassing OEMs and placing orders directly with subcontractors such as the Company. Recently, the Company has been awarded contracts to produce T56, F10 and F404 High Pressure Turbine Nozzle Segments valued at $16 million, $9 million and $7 million, respectively. The Company's manufacturing operations will capitalize on the opportunities in the military market while focussing its efforts on building the commercial market. During the second half of 1993 and the first quarter of 1994, the Company expanded its commercial contract backlog as well as its customer base by acquiring the contract backlog of two financially pressured competitors. The inventory and production related to these contracts were transferred to existing Company facilities.

1994 Compared with 1993
-----------------------
      The Company took steps in 1994 to reduce its cost structure and asset base in light of the continuing depressed economic conditions in the aviation industry. The Company's analysis of industry market conditions indicates that the soft industry cycle will continue through 1996 and that many of our markets will see little real growth during this period. As a result in the second quarter of 1994 the Company recorded a $58.7 million provision for restructuring which includes the shutting down of a marginal operation, an allowance for the sale and disposition of two other businesses, the consolidation and downsizing of other operations, and the write down of inventory and under utilized property, plant and equipment that had been identified for sale to generate additional cash flow. The provision for restructuring consists of $42.3 million to cover the closing of a facility, the sale and disposition of two other businesses, the consolidation of two plants and the downsizing of other facilities. The Company has closed its engine overhaul facility in Burbank, California and consolidated its engine overhaul business principally at its facilities in Millville, New Jersey, and Miami, Florida. The Company positioned for sale and disposition its chemical milled aircraft and engine components facility in Weatherford, Texas, which was sold in 1995, and its helicopter overhaul and refurbishment facility in Ozark, Alabama, which was sold in December 1994. These actions were taken due to the under utilization of the Weatherford facility caused by the depressed market condition being experienced by OEM's in connection with the construction of new aircraft and a sharp reduction in the number of military helicopter overhauls that were expected in the foreseeable future at the Ozark facility. The Company has also consolidated two of its accessory overhaul plants located in Long Island, New York into one facility. The balance of the provision of $16.4 million relates principally to the write down to estimated realizable value of certain inventory and under utilized property, plant and equipment that has been identified for sale on the open market. When fully implemented the restructuring program is expected to generate $85.0 million of cash, net of restructuring expenses.

      During the first six months of this restructuring program the Company closed its engine overhaul operations in Burbank, California and transferred these operations to its Millville, New Jersey and Miami, Florida facilities and sold its helicopter overhaul and refurbishment business. In addition, the Company began liquidating the assets identified for sale under this program and generated approximately $10 million of cash, net of restructuring expenses. The Company completed the auction of certain fixed assets at its Pacific Airmotive subsidiary in January 1995, generating approximately $2.6 million in cash.

      At year end the Company's employee head count was 5,410, down slightly more than 1,000 employees compared with the beginning of the year, reflecting the results of improved cost controls and restructuring efforts.

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

      Revenues for the Engine Overhaul Division in 1994 decreased $24.9 million (16%) to $129.1 million. The reduction in revenues is principally due to decreases in JT8 overhauls, resulting from the Company's decision to withdraw from the JT8 overhaul business in late 1993. The JT8 reductions were partially offset by a revenue increase of $3.1 million generated by UNC Metcalf acquired in the third quarter of 1993.

      Operations of the Engine Overhaul Division generated a loss of $8.0 million in 1994 compared with income of $4.2 million in 1993. Included in the 1994 results is a $14 million non-recurring charge for the withdrawal from a multi-employer pension plan (see Note 14 of Notes to Consolidated Financial Statements) and a one-time charge of $1.0 million for an increase in the allowance for doubtful accounts for receivables related to litigation and the bankruptcy of certain customers. Without these adjustments operating income would have been $7.0 million in 1994.

      Revenues for the Accessory Services Division in 1994 decreased $8.3 million (17%) to $41.7 million, principally due to increased pricing pressures from existing competition in the accessory services markets. Operating income was $1.3 million in 1994 and $6.5 million in 1993. Included in the 1994 results was a one-time charge of $0.2 million for an increase in the allowance for doubtful accounts related to the settlement of certain receivables. Without this adjustment income would have been $1.5 million in 1994. The decrease in operating income in 1994 is principally due to the reduction in volume.

      The Company's Manufacturing Division revenues for 1994 of $106.4 million increased $15.6 million (17%) compared with 1993. The increase in 1994 revenues is principally due to revenues generated by UNC Johnson Technology and UNC Aerostructures, Washington acquired in the third quarter of 1993, offset by lower volume at the Company's other manufacturing facilities. Operating income was $6.6 million in 1994 compared with $12.6 million in 1993. The 1994 period includes a one-time charge of $3.5 million for an adjustment to cost estimates on long-term manufacturing contracts. This charge resulted from a reevaluation of total cost to be incurred under these long-term production contracts with OEM customers, necessitated by a reduced level of orders and the impact of recent price concessions that were provided the OEMs under these contracts. As a result of these events, it was determined that the increasing overhead rates, resulting in higher overhead charges to the contracts, in conjunction with higher production cost, resulting from these lower volumes, required an adjustment to the carrying value of inventory under these contracts. Without this adjustment operating income would have been $10.1 million in 1994.

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

      In December 1994, the Company's Trading Division sold its McDonnell Douglas DC-10-30 aircraft that was acquired in September 1993 under a leveraged lease. Revenues and operating income from the leveraged lease in 1994 and 1993 were $2.6 million and $1.3 million, respectively.

      Selling, general and administrative expenses in 1994 were $69.8 million or 13.3% of sales compared with $54.0 million or 12.3% of sales in 1993. The increase in selling, general and administrative expense in 1994 is due to expenses of the companies acquired during 1993 and increased international marketing efforts. Additionally, included in the 1994 period is a one-time charge of approximately $6.1 million related to increases in allowances for doubtful notes and accounts (included in this amount are the allowance adjustments described above) and the write-off of expenses of $0.7 million incurred in connection with an acquisition that was not consummated. Without this one-time charge selling, general and administrative expenses would have been approximately 12.2% of sales in 1994.

      Interest expense increased $4.7 million in 1994 principally due to higher average debt levels resulting from acquisitions made in 1993, the full year effect of the Senior Notes issued in July 1993 and higher interest rates.

      The income tax benefit for 1994 of $13.5 million was $9.7 million higher than the $3.8 million benefit for 1993. This increase is due to the recognition of income tax benefits, net of allowances, on the pre-tax losses incurred in 1994. See Note 12 of Notes to Consolidated Financial Statements for a reconciliation of the statuary federal income tax rate to the Company's effective tax rate.

      The increase in the deferred tax valuation allowance of $13.7 million in 1994 was due to the uncertainty of realizing the tax benefits from net operating losses and certain tax assets generated by the 1994 restructuring provision, the provision for the withdrawal from a multi-employer pension plan and other one-time charges. The amount of deferred tax valuation allowance is determined based upon management's evaluation of the net realizability of the future income tax benefits considering expiration of net operating losses, predictability of future income, including the impact of the Company's restructuring program, and the timing of reversal of temporary differences.

Liquidity and Capital Resources
-------------------------------
      Net cash flows from investing activities provided $25.9 million in 1995, of which $33.6 million was generated by the sale of assets, principally those identified in the restructuring program, including $25.0 million from the sale of the Company's Connecticut property, $4.9 from the sale of other property and equipment and $3.7 million from the sale of inventories included in the restructuring program. The funds generated by the investing activities were used to fund $6.8 million in capital expenditures, $0.9 million in payments to the former owners of an acquired business under the terms of an earn-out agreement, $9.2 million reduction of debt and $17.8 million of operating activities. The use of funds in operating activities consisted of $15.9 million generated by earnings after adjusting for non-cash items, offset by a $24.6 million investment in additional working capital and $9.1 million used primarily to reduce noncurrent liabilities.

      Many of the Company's restructuring goals have been achieved since the program was implemented in June 1994. The Company has generated $47.8 million from the sale of assets, including $25.0 million from the sale of the Company's Connecticut property, $12.0 million from the sale of other under utilized property and equipment, $10.8 million from the sale of other assets, including its helicopter overhaul and refurbishing business in Ozark, Alabama and its chemical milled aircraft and engine component business in Weatherford, Texas. In addition, the Company has closed its JT8 engine overhaul facility in Burbank, California and consolidated the engine overhaul business at its facilities in Millville, New Jersey, and Miami, Florida. Two accessory services facilities in Long Island, New York, have also been consolidated.
The disposal of these assets and consolidation of operations, along with implementation of productivity enhancements and staff reductions, have resulted in a reduced cost structure for the Company.

      In addition to the cash described above, since June 30, 1994 the Company generated approximately $7.9 million of proceeds from the collection of certain disputed receivables and notes that were written down at the time of the restructuring in connection with efforts made by the Company to accelerate the collection of these troubled receivables and generate additional cash.

      Since the restructuring program was implemented, the Company has incurred $16.6 million of cash expenditures against its restructuring accrual.

These cash expenditures include employee severance and related costs of $2.5 million, $14.1 million of costs associated with the sale, closing and consolidations of businesses and operations, including $3.8 million of third-party costs associated with the shutdowns, consolidations and sales programs. The Company believes that the remaining restructuring accrual of $3.9 million should be adequate to complete the program.

      Capital expenditures in 1995 amounted to $6.8 million compared with $10.3 million in 1994. It is anticipated that capital expenditures in 1996 will be on a level comparable with the 1994 expenditures, excluding the impact of the acquisition of Garrett Aviation Services, and will be financed from internally generated funds, lease arrangements and, if necessary, revolving credit borrowings.

      The Company has approximately $34.6 million of net operating loss carryforwards that can be applied against future taxable income.
Consequently, the Company does not expect to pay significant federal income taxes for the next couple of years.

      In May 1995, the Company entered into a new revolving credit agreement which provides for a five-year credit line through May 2000, with a borrowing capacity of up to $90 million, subject to borrowing base limitations as defined in the agreement and reduced by outstanding letters of credit. The Company's unused availability under the facility was $33.0 million at December 31, 1995. The $9.2 million debt reduction in 1995 includes the purchase in the open market and the retirement of approximately $3.6 million of 7 1/2% Convertible Subordinated Debentures due 2006 to satisfy, in part, the first annual sinking fund payment of $4.2 million, which commences in March 1996, the reduction of the Revolving Senior Bank Debt by $2.8 million, and other debt by $2.8 million. In January 1996, the Company purchased in the open market an additional $0.6 million of the 7 1/2% Convertible Subordinated Debentures to satisfy the balance of the 1996 sinking fund requirement. The Company's debt-to-capitalization ratio at December 31, 1995, was 67.2% compared with 68.4% at December 31, 1994. At December 31, 1995, the Company's working capital was $124.1 million, with a current ratio of 2.3 to 1 compared with $100.2 million, with a current ratio of 1.7 to 1 at December 31, 1994.

      In October 1995, the Company reached an agreement with Gildea Investment Company ("Gildea") and other investors to provide up to $25 million of equity financing on an as needed basis to assist in financing future acquisitions. The equity investment will be in the form of senior cumulative convertible preferred stock ("the Preferred") issued by the Company. The Preferred will be issued at $100 per share with an annual cumulative dividend rate of 8.5%, with no mandatory redemption, and will be convertible to common stock at a price of $7 per share. The Company will have the option to pay dividends in the form of a pay-in-kind cumulative preferred stock. Under the terms reached with Gildea, the Company will only issue the new equity on an as needed basis for prospective acquisitions. Gildea has the option to invest up to $10 million if a like amount of the Preferred has not been issued by the Company by April 4, 1996.

      On January 15, 1996, the Company entered into an agreement to acquire substantially all of the assets and certain liabilities of Garrett Aviation Services, a leading provider of aviation services in the business aviation aftermarket. The purchase price is approximately $145 million which the Company intends to finance through the issuance of $125 million of long-term senior subordinated notes and $25 million of 8.5% cumulative convertible

Preferred Stock. In addition, borrowings under the Company's Revolving Senior Bank Debt will be necessary to the extent the purchase price plus transaction cost exceeds the amount of funds generated from the issuance of the notes and Preferred Stock described above. The acquisition is contingent upon, among other things, receiving certain governmental approval and financing on terms that are satisfactory to the Company. The Company is currently soliciting the holders of its 9 1/8% Senior Notes to amend certain covenants in order to permit additional borrowings and amend the restrictions on the payment of cash dividends. As of February 23, 1996, the Company received consent from the required majority of note holders to amend the covenants. It is anticipated that the acquisition will be completed in the latter part of April 1996. The Company may be required to pay a break-up fee of up to potentially $5.0 million if, under certain circumstances such as a breach of the agreement, the acquisition is not consummated. See Note 3 of Notes to Consolidated Financial Statements.

      The Company discontinued its minerals and offshore products and services operations in 1984, its telecommunications operation in 1988 and its submarine propulsion unit manufacturing operation and its environmental services operation in 1990. In connection with these actions, the Company has approximately $15.7 million accrued to cover the cost of certain long-term remediation activities, wind-down and final closure of certain long-term U.S. government contracts, resolution of certain litigation and disposition of remaining properties. The Company anticipates that these activities will be completed over the next three years.

Environmental
-------------
      The Company's operations are subject to a variety of federal, state and local laws and regulations relating to the environment. The Company believes that its facilities are operated substantially in compliance with applicable environmental laws and regulations on an overall basis. However, as described below, some areas require remedial action.

      A subsidiary of the Company, United Nuclear Corporation, has been involved in environmental reclamation of a former uranium mill and mill tailings facility since 1988. The reclamation plan has been approved by the U.S. Nuclear Regulatory Commission and the U.S. Environmental Protection Agency and reclamation activities are proceeding on schedule. Site reclamation under this plan is scheduled to be completed by the end of 1997. The cost of this remediation was $2.1 million in 1995, $2.2 million in 1994 and $1.7 million in 1993. It is anticipated, based on the approved reclamation plan, that the cost of future remediation through 1997 will be approximately $4.0 million. Such cost has been accrued as part of the discontinued operation.

      The Company sold one of its manufacturing facilities, Chemical Dynamics, Inc., in June 1995 to the former owner of the subsidiary. Under the terms of the agreement, the former owner assumed, among other things, all known environmental risks related to the operations of the business.

      During 1993, the State of New Mexico passed the New Mexico Mining Act ("Act"), which imposes certain reclamation and other regulatory obligations on operators of existing and new mining operations. A number of mines operated by the Company's subsidiary, United Nuclear Corporation, at various times during the period 1970 through 1982, may be covered by the Act.

However, it is impossible to determine, based on the provisions of the Act and regulations issued by the State, the extent to which these mines may be covered by the Act and, if covered, to estimate the cost of remediation or the timing and extent of remedial action which may be required.

      Lockheed-Martin Corporation ("Lockheed") began an action in United States District Court of the Central District of California under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") in August 1994. In that action, Lockheed seeks to have owners and operators of property situated above the San Fernando Valley aquifer contribute to the costs incurred or to be incurred by Lockheed to clean up contaminated groundwater constituting the aquifer. A subsidiary of the Company, Pacific Airmotive Corporation ("PAC"), was made one of the defendants in the action. The Company and a second subsidiary, Airwork Corporation, were added as defendants in December 1995. Based on several series of soil tests conducted on PAC's property and consultants' reports since approximately 1989, the Company concluded, and continues to conclude, that there is no demonstration that contaminants of concern identified in the groundwater by the U.S. Environmental Protection Agency have been transmitted from the surface of PAC's property to the underlying groundwater approximately 200 feet below ground surface. PAC is also pursuing alternative remedies against Purex Industries, Inc. which owned and operated the property prior to 1985. The Company and Airwork have filed motions to dismiss the action as to them on the grounds, among others, that they did not own or operate PAC's property, or control PAC's operations. The Company is not able to determine whether it or a subsidiary of the Company will be held liable as a result of the Lockheed action, or to establish a range of loss.

      Based on the Company's assessment of the matters described above, the Company believes that these and other environmental matters will not have a material adverse impact on the Company's financial condition, results of operations or liquidity. For further details with respect to environmental matters, see Note 11 of Notes to Consolidated Financial Statements.

Impact of Inflation
-------------------
      The Company believes that inflation did not have a material effect on the results of operations or financial condition in 1995.

New Accounting Standards
------------------------
      During 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation." This statement becomes effective in 1996 and encourages, rather than requires, companies to recognize compensation expense based on the estimated fair value of employee stock options and other equity instruments issued to employees at the date the instruments are granted. Companies that choose to continue to follow the measurement guidance in APB Opinion No. 25 -
 Accounting for Stock Issued to Employees will be required to disclose pro forma net income and earnings per share as if the accounting method in Statement of Financial Accounting Standards No. 123 had been applied. Management will continue to follow the measurement guidance in APB Opinion No. 25 when accounting for stock issued to Company employees.

      Also issued in 1995 was Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement becomes effective in 1996 and requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Companies will have to estimate future cash flows expected from using the asset and its eventual disposition. If this amount is less than the carrying amount of the asset, there is an impairment loss. The impairment loss is measured by the difference between the asset's fair value and its carrying amount. Assets to be disposed of, with certain exceptions, would be reported as the lower of cost or fair value
less the cost to sell the asset.   The Company currently follows the
provisions of this Standard.

ITEM. 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
UNC Incorporated and Subsidiaries
Consolidated Statements of Earnings

(Dollars in thousands except per share amounts)
                                                         Year Ended December 31,
                                                     ------------------------------
                                                       1995       1994       1993
                                                     --------   --------   --------
Sales and operating revenues                         $536,243   $525,833   $438,293
Costs and expenses
   Costs and operating expenses                       456,935    444,375    360,869
   Selling, general and administrative expenses        56,952     69,768     53,987
   Restructuring charge                                           58,706
   Multi-employer pension plan withdrawal charge                  14,000
                                                     --------   --------   --------
                                                      513,887    586,849    414,856
                                                     --------   --------   --------
Operating income (loss)                                22,356    (61,016)    23,437
Other income (expense)
   Interest expense                                   (19,514)   (18,549)   (13,865)
   Other                                                  116     (1,850)    (1,821)
                                                     --------   --------   --------
                                                      (19,398)   (20,399)   (15,686)
                                                     --------   --------   --------
Earnings (loss) before income taxes and
 extraordinary item                                     2,958    (81,415)     7,751
Income tax benefit (provision)                         (1,035)    13,483      3,843
                                                     --------   --------   --------
Earnings (loss) before extraordinary item               1,923    (67,932)    11,594
Extraordinary item - early retirement of debt,
  net of income taxes                                                          (532)
                                                     --------   --------   --------
Net earnings (loss)                                  $  1,923   $(67,932)  $ 11,062
                                                     ========   ========   ========
Earnings (loss) per share
   Earnings (loss) before extraordinary item         $    .11   $  (3.89)  $    .67
   Extraordinary item                                                          (.03)
                                                     --------   --------   --------
   Net earnings (loss)                               $    .11   $  (3.89)  $    .64
                                                     ========   ========   ========

UNC Incorporated and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands except per share amounts)

                                                         December 31,
                                                     -------------------
                                                       1995       1994
                                                     --------   --------
Assets
Current assets
  Cash                                               $  1,671   $  2,619
  Accounts receivable, less allowance
    for doubtful accounts of $3,186
    and $3,706, respectively                          102,462     89,279
  Unbilled costs and accrued profits on
    contracts in progress                              11,128     14,097
  Inventories                                          91,130     85,110
  Assets held for sale                                  5,099     49,174
  Other                                                10,156      8,168
                                                     --------   --------
Total current assets                                  221,646    248,447
Assets held for sale - noncurrent                      12,796      2,300
Property, plant and equipment, at cost
  Land, buildings and improvements                     22,087     22,081
  Machinery and equipment                              60,362     51,397
                                                     --------   --------
                                                       82,449     73,478
Less accumulated depreciation and amortization         34,381     28,789
                                                     --------   --------
Net property, plant and equipment                      48,068     44,689
Cost in excess of net assets of acquired
  companies, less accumulated amortization
  of $28,175 and $23,397, respectively                136,298    140,128
Other noncurrent assets                                27,453     32,470
                                                     --------   --------
Total assets                                         $446,261   $468,034
                                                     ========   ========

UNC Incorporated and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands except per share amounts)

                                                                    December 31,
                                                                -------------------
                                                                  1995       1994
                                                                --------   --------
Liabilities and Shareholders' Equity
Current liabilities
  Current portion of long-term debt                             $  1,748   $ 42,971
  Accounts payable                                                39,614     38,918
  Income taxes                                                     1,392      3,521
  Accruals and other current liabilities                          54,794     62,863
                                                                --------   --------
Total current liabilities                                         97,548    148,273

Long-term debt, less current portion
  Revolving Senior Bank Debt, interest rate
   at December 31, 1995, 8.71% due 2000                           37,181
  9 1/8% Senior Notes due 2003                                   100,000    100,000
  7 1/2% Convertible Subordinated Debentures due 2006             64,800     69,000
  Other                                                            1,352      2,352
                                                                --------   --------
Total long-term debt, less current portion                       203,333    171,352
Other noncurrent liabilities                                      45,228     49,512
                                                                --------   --------
Total liabilities                                                346,109    369,137

Shareholders' equity
  Series preferred stock, par value $1 per share;
    Authorized 12,000,000 shares; 250,000
    designated Series A Junior Participating
    Preferred stock, none issued
  Common stock, par value $0.20 per share;
    Authorized 50,000,000 shares, issued
    18,393,868 and 18,242,134 shares, respectively                 3,679      3,648
  Additional paid-in capital                                     123,717    122,940
  Retained earnings (deficit)                                    (15,450)   (17,373)
                                                                --------   --------
                                                                 111,946    109,215
  Less
    Treasury stock, at cost (700,000 shares)                       8,750      8,750
    Minimum pension liability adjustment                           1,801        540
    Unearned compensation - restricted stock                       1,243      1,028
                                                                --------   --------
Total shareholders' equity                                       100,152     98,897
                                                                --------   --------
Total liabilities and shareholders' equity                      $446,261   $468,034
                                                                ========   ========

UNC Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in thousands)
                                                           Year Ended December 31,
                                                       ------------------------------
                                                         1995       1994       1993
                                                       --------   --------   --------
Cash flows from operating activities
  Net earnings (loss)                                  $  1,923   $(67,932)  $ 11,062
  Adjustments to reconcile net earnings (loss) to net
   cash provided (used) by operating activities:
    Depreciation and amortization                        12,491     12,727     11,477
    Provision for pension withdrawal liability                      14,000
    Provision for restructuring                                     58,706
    Provision for losses on accounts receivable           1,637      4,296      1,602
    Income from leveraged lease                                     (2,475)    (1,263)
    Deferred income taxes (benefit)                         (28)   (14,587)    (5,258)
    Gain on disposition of assets and other                 (52)      (350)      (583)
    Extraordinary loss on retirement of debt                                      625
      Changes in assets and liabilities, net of
     effect of acquisitions and divestitures:
      (Increase) decrease in accounts receivable        (15,355)    (4,228)        33
      (Increase) decrease in unbilled costs and
        accrued profits on contracts in progress          2,969     14,065     (8,974)
      (Increase) in inventories                          (4,974)   (19,665)    (9,082)
      (Increase) decrease in other current assets           484      5,688     (7,111)
      (Increase) decrease in other noncurrent assets     (2,538)       389       (640)
      Increase (decrease) in accounts payable               709        341     (3,408)
      Increase (decrease) in accruals and other
       current liabilities                               (5,816)   (10,255)     5,855
      Increase (decrease) in income taxes payable        (2,660)     1,459      1,195
      (Decrease) in other noncurrent liabilities         (1,666)    (6,559)    (1,446)
      (Decrease) in discontinued operations
       liabilities                                       (4,936)    (5,115)    (5,721)
                                                       --------   --------   --------
      Total adjustments                                 (19,735)    48,437    (22,699)
      Net cash provided (used) by                      ---------  ---------  --------
       operating activities                             (17,812)   (19,495)   (11,637)
                                                       --------   --------   --------

UNC Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (Cont.)

(Dollars in thousands)
                                                           Year Ended December 31,
                                                       ------------------------------
                                                         1995       1994       1993
                                                       --------   --------   --------
Cash flows from investing activities:
  Net proceeds from sale of assets                       33,600     11,713     10,843
  Additions to property, plant and equipment             (6,767)   (10,299)   (11,250)
  Acquisition of subsidiaries, net of cash acquired        (947)    (4,911)   (48,477)
  Proceeds from sale of leveraged lease                              6,758
  Investment in leveraged lease                                                (2,697)
  Other transactions, net                                               39          1
      Net cash provided (used) by                      --------   --------   --------
       investing activities                              25,886      3,300    (51,580)
                                                       --------   --------   --------
Cash flows from financing activities:
  Additions to debt                                     382,005    201,085    228,632
  Reductions in debt                                   (391,247)  (184,045)  (265,966)
  Issuance of 9 1/8% Senior Notes                                             100,000
  Exercise of stock options                                 220        280         77
      Net cash provided (used) by                      --------   --------   --------
       financing activities                              (9,022)    17,320     62,743
                                                       --------   --------   --------
Net increase (decrease) in cash                            (948)     1,125       (474)
Cash at beginning of year                                 2,619      1,494      1,968
                                                       --------   --------   --------
Cash at end of year                                    $  1,671   $  2,619   $  1,494
                                                       ========   ========   ========

UNC Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands)
                                                Additional
                             Common Stock        Paid-in     Retained
                           Shares    Par Value   Capital     Earnings    Other       Total
                         ----------  ---------  ----------   --------   --------   --------
Balance at
  December 31, 1992      18,002,334   $  3,600  $121,292     $ 39,497   $ (8,750)* $155,639

Net earnings                                                   11,062                11,062
Award of restricted
  stock under the
  employees' stock plan      65,000         13       381                                394
Exercise of stock
  options                    18,000          4        73                                 77
Minimum pension
  liability adjustment                                                    (1,345)    (1,345)
Unearned compensation -
  restricted stock                                                          (341)      (341)
                         ----------  ---------  --------     --------   --------   --------
Balance at
  December 31, 1993      18,085,334      3,617   121,746       50,559    (10,436)   165,486

Net loss                                                      (67,932)              (67,932)
Award of restricted
 stock under the
 employees' stock plan       97,000         19       926                                945
Exercise of stock
 options                     59,800         12       268                                280
Minimum pension
 liability adjustment                                                        805        805
Unearned compensation -
 restricted stock                                                           (687)      (687)
                         ---------   ---------  --------     --------   --------   --------
Balance at
 December 31, 1994      18,242,134       3,648   122,940      (17,373)   (10,318)    98,897

Net income                                                      1,923                 1,923
Award of restricted
 stock under the
 employees' stock plan      104,534         21       567                                588
Exercise of stock
 options                     47,200         10       210                                220
Minimum pension
 liability adjustment                                                     (1,261)    (1,261)
Unearned compensation -
  restricted stock                                                          (215)      (215)
                         ---------   ---------  --------     --------   --------   --------
Balance at
  December 31, 1995     18,393,868   $   3,679  $123,717     $(15,450)  $(11,794)  $100,152
                        ==========   =========  ========     ========   ========   ========

*Treasury Stock

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies
      ------------------------------------------
      (a) Basis of Presentation. The accompanying financial statements include the accounts of UNC Incorporated and its Subsidiaries ("the Company") after elimination of all significant intercompany accounts and transactions.

      (b) Long-Term Contracts. Revenues under fixed-price production contracts are primarily recognized under the percentage-of-completion method and are measured principally on a cost-to-cost basis. Cost estimates are reviewed periodically as the work progresses, and adjustments are reflected in the period in which revisions to such estimates are deemed necessary. Revenues under fixed rate per hour service contracts are recognized as services are performed based on actual hours incurred under the contracts. Performance award fees incorporated in certain government contracts are recognized when there is sufficient information to assess expected contract performance. Provisions for estimated losses on contracts are recorded when identified.

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

      (e) Cost in Excess of Net Assets of Acquired Companies. The excess of acquisition cost over the fair value of tangible and identifiable intangible net assets of acquired companies at date of acquisition is amortized on a straight-line basis over periods ranging from 10 to 40 years. The Company assesses the recoverability of cost in excess of net assets of acquired companies by determining whether the amortization of this intangible asset over its remaining life can be recovered through estimated future undiscounted operating cash flows. If it is not recoverable, the carrying value of the cost in excess of net assets of acquired companies will be reduced by the estimated shortfall of discounted cash flows.

      (f) Pension Plans and Post-retirement Benefits. Substantially all non-union employees of the Company are covered under defined contribution plans. The cost of these plans is a fixed percentage of the participants' eligible compensation. In addition, the Company provides benefits to a limited number of active and retired employees under an unfunded contributory defined benefit post retirement health care plan. Also, the Company participates in multi-employer defined benefit pension plans for certain active and retired union employees. The Company's policy is to fund these benefits in accordance with the provisions of the collective bargaining agreements.

      (g) Income Taxes. Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      (h) Environmental Liabilities. The Company accrues environmental costs on an undiscounted basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. To the extent such costs are covered by U.S. government contracts, these costs are treated as contract cost and recognized as incurred.

      (i) Earnings Per Share. The calculation of earnings per share of common stock is based on the weighted average number of shares outstanding, assuming the exercise of stock options where the impact is dilutive. The weighted average number of shares of common stock outstanding for the years 1995, 1994 and 1993 were 17,666,000, 17,474,000 and 17,356,000, respectively.

      (j) Use. of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    Restructuring
      -------------
      In the second quarter of 1994, the Company recorded a restructuring charge of $58.7 million ($47 million after-tax) in connection with a strategic program to reduce its cost structure and asset base in light of the continuing depressed economic conditions in the aviation industry. The restructuring charge consisted of a $21.8 million non-cash charge applicable to the writedown of the estimated net realizable value of the assets, including $4.6 million of goodwill, associated with the sale and disposition of two business units, the closing of a facility and the consolidation of two other plants, and a $20.5 million provision for cost associated with the sale, closing and consolidation of two business units and facilities, including severance and related cost. The remaining $16.4 million restructuring charge consists of non-cash charges of $3.0 million related to the writedown of the carrying value of certain under utilized plant and equipment that were identified for sale under the restructuring program and a $13.4 million writedown of the carrying value of inventory that was identified for sale to third party brokers and others under the restructuring program. The balance of the reserve for future expenditures related to restructuring at December 31, 1995, was $3.9 million.

3.    Acquisitions and Prospective Acquisition
      ----------------------------------------
      On January 15, 1996, the Company entered into an agreement to acquire substantially all of the assets and certain liabilities of Garrett Aviation Services, a leading provider of aviation services in the business aviation aftermarket. The purchase price is approximately $145 million which the Company intends to finance through the issuance of $125 million of long-term senior subordinated notes and $25 million of 8.5% cumulative convertible Preferred Stock. In addition, borrowing under the Company's Revolving Senior Bank Debt will be necessary to the extent the purchase price plus transaction costs exceeds the amount of funds generated from the issuance of the notes and

Preferred Stock. The Company is currently in the process of soliciting the holders of the 9 1/8% Senior Notes to amend certain covenants in order to permit the borrowing of additional debt and amend the restrictions on the payment of cash dividends to permit the payment of dividends on the Preferred Stock. As of February 23, 1996, the Company received consent from the required majority of note holders to amend the covenants. The acquisition is contingent upon, among other things, receiving governmental approval under the Hart Scott Rodino Act and financing on terms that are satisfactory to the Company. It is anticipated that the acquisition will be completed in the latter part of April 1996. Under certain circumstances, if the acquisition is not ultimately consummated, the Company may be required to pay a break-up fee of up to potentially $5.0 million.

      During 1993, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statement of earnings for the periods in which they were owned by the Company.

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

      In July 1993, the Company acquired substantially all of the assets and technology, and assumed certain liabilities of Johnson Technology ("Johnson"), a division of Freedom Forge Corporation for $14.5 million in cash and $4 million in notes, payable in annual installments through July 1997. The cash portion of the purchase price was funded from proceeds received from the sale of 9 1/8% Senior Notes (see Note 7 of Notes to Consolidated Financial Statements). Johnson provides proprietary turbine nozzle and vane manufacturing and repairs, and specialized non-conventional machining of super alloys such as electro-chemical deep hole drilling, laser milling, and electro-discharge machining. Following its acquisition, this operation was renamed UNC Johnson Technology. Under the terms of the purchase agreement, the Company may be required to make additional payments contingent upon Johnson achieving certain gross profit levels during a five year period ending in September 1998 of up to $5 million of which $0.9 million was paid in 1995, and $1.0 million in 1994. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is amortized over a period of forty years using the straight-line method. Contingent amounts earned under the terms of this agreement are recorded as additional cost in excess of net assets of acquired companies.

      In August 1993, the Company acquired the assets and technology and assumed certain liabilities of All Fab, Inc. ("All Fab"), an aerostructure supplier for a major airframe manufacturer. All Fab serves the aviation industry as a manufacturer of major aircraft structural components and sheet metal sub-assemblies. Following its acquisition, this operation was renamed UNC Aerostructures, Washington. The purchase price consisted of $2.7 million in cash and $3.1 million in notes. The notes consist of a $1.8 million note bearing interest at 8% and a $1.3 million note bearing interest at the prime rate plus one half of one percent, payable in variable installments through December 1998. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is amortized over a period of forty years using the straight-line method.

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

      Under the terms of the earn-out provisions of agreements related to acquisitions prior to 1993, the Company paid $3.7 million in 1994, and $3.7 million in 1993. The earn-out provisions under these agreements have expired.

4.    Contracts in Progress
      ---------------------
      Unbilled costs and accrued profits on production contracts in progress consist of the following:

                                                    December 31,
                                                ---------------------
(Dollars in thousands)                            1995         1994
                                                --------     --------
U.S. government contracts and
  subcontracts:
  Costs incurred and accrued profits
    on contracts in progress                    $ 26,516     $ 14,192
  Less progress billings to date                  21,674        7,389
  Unbilled costs and accrued profits            --------     --------
    on contracts in progress                       4,842        6,803

Commercial contracts:
  Costs incurred and accrued profits
    on contracts in progress                       6,286        7,294
Total unbilled costs and accrued                --------     --------
  profits on contracts in progress              $ 11,128     $ 14,097
                                                ========     ========

      Amounts billed under contracts in progress and included in accounts receivable at December 31, 1995 were $3.1 million under U.S. government prime and subcontracts and $2.4 million under commercial contracts. At December 31, 1994 these amounts were $3.1 million and $2.2 million, respectively.

      Also, included in accounts receivable at December 31, 1995 and 1994 were other amounts due from the U.S. government totaling $37.7 million and $42.2 million, respectively, including unbilled amounts of $14.9 million and $18.3 million in 1995 and 1994, respectively.

      Unbilled amounts are recoverable from the customer upon shipment of the product, presentation of bills or completion of the contract. The Company believes that a substantial portion (approximately 80%) of these unbilled amounts will be collected in 1996.

      Included in accounts receivable at December 31, 1995 and 1994 is $2.0 million of cost applicable to a $3.2 million claim for equitable adjustment filed by the Company under a contract with the U.S. government. The claim, which includes direct costs, overhead, general and administrative costs and profit, arises from constructive change orders on the part of the government, defective specifications, government caused delays and other issues in connection with a contract to provide aircraft nozzle segment assemblies to the U.S. Air Force. The Company has been advised by outside legal counsel that a basis for entitlement exists and that recovery of the recorded amount of the claim is probable.

      Also included in accounts receivable at December 31, 1995 and 1994 is a claim for $630,000 which the Company believes was improperly withheld by the U.S. government in connection with a contract to provide aircraft intermediate level maintenance, repair and overhaul services at six Naval Air Stations.
The claim arises from the U.S. government unilaterally imposing a previously undisclosed conversion formula to the determination of the amount earned, contrary to contract terms. In December 1993, the Company received a favorable ruling on the claim from the Armed Services Board of Contract Appeals which overturned the government's previous position and instructed the government to reconsider the matter. The Company believes it will prevail in realizing the amount of the claim that has been recorded in accordance with the terms of the contract.

5.    Inventories
      -----------
      Inventories as of December 31, 1995 and 1994, consist of the following:

                                                    December 31,
                                                ---------------------
(Dollars in thousands)                            1995         1994
                                                --------     --------
Component parts and materials                   $ 70,317     $ 61,282
Work in progress                                  17,436       21,161
Supplies                                           3,377        2,667
                                                --------     --------
                                                $ 91,130     $ 85,110
                                                ========     ========

6.    Assets Held for Sale
      --------------------
      Assets held for sale, which are stated at their estimated net realizable value, consist principally of real estate and improvements and inventories of the Company's former JT8 engine overhaul business that was closed in 1994, and certain other inventory and underutilized property and equipment that has been identified for sale under the Company's restructuring program. Also included in assets held for sale is real estate of the Company's discontinued minerals business. The Company expects to recover the recorded value of these assets over the next three years.

7.    Long-Term Debt
      --------------
      Long-term debt consists of the following:

                                                    December 31,
                                                ---------------------
(Dollars in thousands)                            1995         1994
                                                --------     --------
Revolving Senior Bank Debt,
 interest rate at December 31, 1995,
 8.71% due 2000                                 $ 37,181
Revolving Senior Bank Debt,
  prime plus 1/2% due 1995                                   $ 40,000
9 1/8% Senior Notes due 2003                     100,000      100,000
7 1/2% Convertible Subordinated
  Debentures due 2006                             65,431       69,000
Other                                              2,469        5,323
                                                --------     --------
                                                 205,081      214,323
Less current portion                               1,748       42,971
                                                --------     --------
                                                $203,333     $171,352
                                                ========     ========

      In May 1995, the Company entered into a new revolving credit agreement which provides for a five year credit line through May 2000 with a borrowing capacity of up to $90 million, subject to borrowing base limitations as defined in the agreement and reduced by outstanding letters of credit. The Company's unused availability under the credit line was $33.0 million at December 31, 1995. Interest is payable on the borrowings at a base rate, as defined in the agreement, or the LIBOR rate plus, in each case, an applicable margin based upon the Company's performance under certain financial ratios. The interest rate at December 31, 1995, was 8.71%. The Company has agreed to pay an annual commitment fee on the unused portion of the line at rates ranging from 1/2 of 1% to 1/4 of 1% dependent on meeting certain financial ratios. The revolving credit is collateralized by the Company's accounts receivable and inventories. The agreement contains covenants which, among other things, include provisions for the maintenance of certain financial ratios and prohibits the payment of cash dividends,except for cash dividends paid in connection with the senior cumulative convertible preferred stock to be issued under the October 1995 agreement with Gildea Investment Company. See Note 9 of Notes to Consolidated Financial Statements.

      On July 29, 1993 the Company issued $100.0 million of 9 1/8% Senior Notes due July 15, 2003. The Notes are redeemable, at the option of the Company, on or after July 15, 1998 at declining premiums through 2000 and at their principal amount thereafter. The debt indenture contains certain covenants which, among other things, allow additional borrowings based on certain financial ratios and restrict the payment of cash dividends. In connection with the proposed acquisition of Garrett Aviation Services, the Company is in the process of soliciting current note holders to amend certain covenants in order to permit additional borrowings and amend the restrictions on the payment of cash dividends. As of February 23, 1996, the Company received consent from the required majority of note holders to amend the covenants.

      The 7 1/2% Convertible Subordinated Debentures due 2006 are convertible into shares of the Company's common stock at a conversion price of $15.40 per share and are redeemable (subject to certain restrictions) at the option of the Company at declining premiums through 1996 and at the principal amount thereafter. Annual sinking fund payments of $4.2 million commence in March 1996. During 1995 the Company purchased approximately $3.6 million face amount of debentures to satisfy, in part, the March 1996 sinking fund payment. In January 1996, the Company purchased in the open market an additional $0.6 million of the 7 1/2% Convertible Subordinated Debentures to satisfy the balance of the 1996 sinking fund requirement.

      Included in other assets at December 31, 1995 and 1994, respectively, was approximately $3.5 million and $3.9 million of unamortized issue costs incurred in connection with the issuance of the 9 1/8% Senior Notes and the 7 1/2% Convertible Subordinated Debentures.

      Annual maturities of long-term debt during the next five years are $1,748,000 in 1996, $5,317,000 in 1997, $4,317,000 in 1998, $4,318,000 in 1999
and $41,381,000 in 2000.

      The estimated fair values of the 7 1/2% Convertible Subordinated Debentures, and the 9 1/8% Senior Notes, based on quoted market prices, were approximately $58.2 million and $98.0 million, respectively, at December 31, 1995 and $53.2 million and $89.0 million, respectively, at December 31, 1994.

The Company believes that the carrying value of its remaining debt, which consists principally of revolving credit, approximates market value based on interest rates that are available to the Company for the issuance of debt with similar terms and maturities.

8.    Other Liabilities
      -----------------
      Accruals and other current liabilities consist of the following:

                                                     December 31,
                                                 --------------------
(Dollars in thousands)                             1995        1994
                                                 --------    --------
Payroll and related expenses                     $ 28,339    $ 26,807
Pension plans                                       6,106       5,910
Accrued interest                                    5,812       6,473
Accruals related to discontinued operations         3,075       4,671
Accruals related to restructuring                   3,858       7,812
Other                                               7,604      11,190
                                                 --------    --------
                                                 $ 54,794    $ 62,863
                                                 ========    ========

      The Company discontinued its minerals and offshore products and services operations in 1984, its telecommunications operation in 1988 and its submarine propulsion unit manufacturing operation and its environmental services operation in 1990. In connection with these actions, the Company has approximately $15.7 million, $12.6 million included in noncurrent liabilities, accrued to cover the cost of certain long-term remediation activities, wind down and final closure of certain long-term U.S. government contracts, resolution of certain litigation and disposition of remaining properties.
The Company anticipates that these activities will be completed over the next three years.

9.    Preferred Stock
      ---------------
      In October 1995, the Company reached an agreement with Gildea Investment Company ("Gildea") and other investors to provide up to $25 million of equity financing on an as needed basis to assist in financing future acquisitions. The equity investment will be in the form of a senior cumulative convertible preferred stock ("the Preferred") issued by the Company. The Preferred will be purchased at $100 per share with a cumulative annual dividend rate of 8.5%, with no mandatory redemption, and will be convertible into common stock at a price of $7 per share. The Company will have the option to pay dividends in cash or in the form of a pay-in-kind cumulative preferred stock. Gildea has the option to invest $10 million if a like amount of Preferred has not been issued by the Company by April 4, 1996.

10.   Preferred Stock Purchase Rights
      -------------------------------
      On September 25, 1987, the Board of Directors of the Company declared a dividend of one Preferred Share Purchase Right for each share of common stock outstanding on October 19, 1987. Each Right entitles the holder to acquire one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $50 per one one-hundredth of a Preferred Share. The Rights trade with the common stock and are not exercisable or transferable apart from the common stock until 10 days after a person or group acquires, or announces a tender offer for 20% or more of the Company's outstanding common stock.

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

11.   Litigation and Contingencies
      ----------------------------
      Since 1985 the former Western Union has been seeking recoupment (the "Claim") from various providers of international telex services ("ITPs") for interconnect charges with respect to the use of Western Union's domestic telex network during the late 1970s and early 1980s. Among these ITPs was TRT Communications, Inc. ("TRT"), which the Company had acquired in September 1985. As part of the Company's acquisition of TRT, the Company had received certain representations and warranties from the seller of TRT with respect to the Claims. In January 1995, nearly seven years after a 1988 remand from the U.S. Court of Appeals for the District of Columbia (the "Appeals Court"), which had vacated an earlier determination by the FCC with respect to the Claims, the FCC determined that the Claims were appropriate. The FCC's determination was again appealed to the Appeals Court which on February 6, 1996 rendered a judgment upholding the FCC's determination with respect to these matters. As a result, TRT may be liable to the former Western Union for Claims and interest of approximately $5.0 million. However, the Company sold its interest in TRT in 1988 and, in connection therewith, the Company provided the purchaser with certain specific indemnities. The Company has been informed that its purchaser has in turn sold TRT to a third party with whom the Company has no contract for indemnity. As a consequence, the Company does not believe that it has any indemnity liability to the current owner of TRT. The Company intends to seek a rehearing by the Appeals Court, to assert a protective claim against the seller of TRT, and to reject any claim by the current owner of TRT. Both the Company and its outside legal counsel believe the Company has meritorious defenses against any claim under its indemnification agreement.

      Lockheed-Martin Corporation ("Lockheed") began an action in United States District Court of the Central District of California under the

Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") in August 1994. In that action, Lockheed seeks to have owners and operators of property situated above the San Fernando Valley aquifer contribute to the costs incurred or to be incurred by Lockheed to clean up contaminated groundwater constituting the aquifer. A subsidiary of the Company, Pacific Airmotive Corporation ("PAC"), was made one of the defendants in the action. The Company and a second subsidiary, Airwork Corporation, were added as defendants in December 1995. Based on several series of soil tests conducted on PAC's property and consultants' reports since approximately 1989, the Company concluded, and continues to conclude, that there is no demonstration that contaminants of concern identified in the groundwater by the U.S. Environmental Protection Agency have been transmitted from the surface of PAC's property to the underlying groundwater approximately 200 feet below ground surface. PAC is also pursuing alternative remedies against Purex Industries, Inc. which owned and operated the property prior to 1985. The Company and Airwork have filed motions to dismiss the action as to them on the grounds, among others, that they did not own or operate PAC's property, or control PAC's operations. The Company is not able to determine whether it or a subsidiary of the Company will be held liable as a result of the Lockheed action, or to establish a range of loss.

      The Company during 1995 was involved in litigation with respect to a promissory note issued by the Company in July 1981 in connection with the acquisition of Normco Contractors, Inc. ("Normco"), a former subsidiary of the Company that was discontinued in 1984 and sold in 1985. The plaintiff, a former owner of Normco, brought action to obtain payment of $2.2 million allegedly due under the note. The Company did not make payment on the note because the Company believed that, under the terms of the note and the related purchase agreement, payment was contingent upon Normco attaining certain operating profit levels that were not achieved. The plaintiff's motion for summary judgment was granted in March 1992. However, in July 1993 the appellate court reversed and remanded the case for trial. Following trial in April 1994, a jury verdict was rendered in plaintiff's favor for the amount of the note plus interest and attorney's fees. The Company appealed the verdict on the grounds of prejudicial conduct by the trial judge as well as on legal grounds that were essentially the same as those argued in its previous successful appeal. The Appellate Court ruled in favor of the plaintiff, and the Company paid the judgment of approximately $3.5 million in October 1995. The Company is currently evaluating seeking recovery of all or part of the judgment from the legal firm that represented the Company in the 1981 acquisition of Normco.

      In June 1995, the Company sold its chemical milled aircraft and engine component business located in Weatherford, Texas, Chemical Dynamics, Inc., to the former owner of the business. Under the terms of the agreement, the purchaser assumed, among other things, all known environmental risks related to the operation of the business.

      The Company and a subsidiary, UNC Airwork Corporation, are defendants in litigation commenced in New York by Energy Services, Inc. ("ESI") seeking $3.4 million in alleged contract damages relating to a proposal to provide and install electrical generating and other related equipment for a third party. The Company and Airwork believe they have meritorious defenses to ESI's claims. Airwork has filed a counterclaim against ESI and an affiliate, Energy Maintenance Corporation ("EMC") for more than $3.7 million. In December 1994, the trial court granted Airwork's motion for partial summary judgment against

EMC, on a separate claim, in the amount of $458,000. The trial court subsequently awarded $1.5 million of ESI's claims against the Company and Airwork on a theory of unjust enrichment, based apparently on the opinion that the Company, Airwork and ESI in 1992 were implementing an agreement between Airwork and ESI's affiliate dated August 19, 1991. The Company and Airwork are preparing for trial on Airwork's claim for more than $3.7 million, and will appeal the trial court's award to ESI. The Company believes it is probable that ESI and an affiliate will be found liable for Airwork's remaining claims, and that any recovery against the Company and Airwork is not predictable.

      During 1993, the State of New Mexico passed the New Mexico Mining Act ("Act"), which imposes certain reclamation obligations on owners and operators of existing and new mining operations. The State has asserted that a number of mines operated by the Company's subsidiary, United Nuclear Corporation ("United Nuclear"), at various times during the period 1970 through 1982 may be covered by the Act. Regulations for compliance with the Act were issued in 1994. However, the regulations did not clarify the extent to which mines previously operated by United Nuclear may be covered by the Act.
Consequently, it is impossible to estimate the cost of remediation or the timing and extent of remedial action that may be required. The Company has been advised by outside counsel that United Nuclear's defenses have merit, and it is contesting the State's assertions.

      A uranium mill and mill tailings facility of a subsidiary of the Company, United Nuclear, located in Church Rock, New Mexico was placed on the National Priorities List by the U.S. Environmental Protection Agency ("EPA") in 1982, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). EPA issued an Administrative Order in 1989 requiring remediation of ground water on or adjacent to the site that is the same as those contained in the reclamation plan submitted to the Nuclear Regulatory Commission ("NRC") in 1988 by United Nuclear in accordance with its license with the NRC. United Nuclear has been remediating the site in accordance with the Administrative Order and the NRC license and has incurred cost for such remediation of $2.1 million, $2.2 million and $1.7 million in 1995, 1994 and 1993, respectively. The Company has accrued approximately $4.0 million in the accompanying consolidated balance sheet for the balance of remediation required under the approved reclamation plan.

      The Company's former Naval Products Division has been named under CERCLA, along with a number of other parties, as a Potentially Responsible Party at several waste disposal sites. In each case, the Division has been named as a de minimus party. The Company believes that any cost, estimated to be less than a total of $100,000, that may be assessed to the Division is recoverable under its U.S. government contracts.

      The Company and its subsidiaries are also parties to various other legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

      The income tax provision for continuing operations consists of the following:

                                        Year Ended December 31,
                                    ---------------------------------
(Dollars in thousands)                1995        1994        1993
                                    --------    --------    --------
Federal:  Current                   $    260    $    103    $    396
          Deferred                       (97)    (14,230)     (5,664)
                                    --------    --------    --------
                                         163     (14,127)     (5,268)

State:  Current                          803       1,001       1,019
        Deferred                          69        (357)        406
                                    --------    --------    --------
                                         872         644       1,425
                                    --------    --------    --------
Total tax provision (benefit)       $  1,035    $(13,483)   $ (3,843)
                                    ========    ========    ========

      The tax provision for continuing operations differs from the amount computed using the statutory federal income tax rate as follows:

                                                    Year Ended December 31,
                                                --------------------------------
(Dollars in thousands)                            1995        1994        1993
                                                --------    --------    --------
Tax expense (benefit) at statutory rate         $  1,006    $(27,681)   $  2,635
Amortization and write-off of cost in excess
 of net assets of acquired companies               1,078       1,009       1,019
State taxes, net of federal tax benefit
  and reduction of state tax accrual                 600         425       1,238
Change in the valuation allowance for
 deferred tax assets                              (1,331)     13,692      (8,242)
Foreign sales tax benefits                          (487)       (381)       (302)
Other                                                169        (547)       (191)
                                                --------    --------    --------
Tax provision (benefit) at actual rate          $  1,035    $(13,483)   $ (3,843)
                                                ========    ========    ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are as follows:

(Dollars in thousands)                                        1995        1994
                                                            --------    --------
Deferred tax assets:
   Accounts receivable, principally due to allowance
        for doubtful accounts                               $  1,070   $     503
   Inventories, principally due to additional cost
        inventoried for tax purposes and financial
        statement allowances                                   1,679       1,666
   Employee benefits, principally due to accrual
        for financial reporting purposes                      13,510      11,264
   Accrual for costs of restructuring                          8,750      12,112
   Accrual for disposal of discontinued operations             5,020       5,820
   Net operating loss carryforward                            11,771      14,540
   Alternative minimum tax credit carryforwards                1,730       1,730
   Other                                                       5,756       4,549
   Less - valuation allowance                                (15,710)    (17,041)
                                                            --------   ---------
   Total deferred tax assets                                  33,576      35,143
                                                            --------   ---------
Deferred tax liabilities:
   Plant and equipment, principally due to basis
        differences                                           (8,993)     (8,617)
   Contract income recognized for financial
        reporting purposes                                      (921)     (1,232)
   Intangibles                                                  (979)
   Other                                                         (64)       (320)
                                                            --------   ---------
   Total deferred tax liabilities                            (10,957)    (10,169)
                                                            --------   ---------
            Net deferred tax asset                          $ 22,619   $  24,974
                                                            ========   =========

      The decrease in the deferred tax valuation allowance of $1,331,000 in 1995 was due to the realization of current income tax benefits resulting from the reversal of temporary differences against financial statement income. The increase in the deferred tax valuation allowance of $13,692,000 in 1994 was due to the uncertainty of realizing the tax benefits from net operating losses and certain tax assets generated by the 1994 restructuring provision, the provision for the withdrawal from a multi-employer pension plan and other one-time charges. The net change in the valuation allowance in 1993 was a decrease of $10,070,000 of which $2,451,000 resulted from the realization of tax benefits of temporary differences which reversed during the year and $7,619,000 resulted from the Company's re-evaluation of the realizability of future income tax benefit occasioned by various events, including the acquisition of four new businesses, which resulted in an adjustment to goodwill of $1,829,000, the awarding of approximately $227,000,000 in new contracts and the decision to withdraw from the unprofitable third-party JT8 engine overhaul product line. The amount of deferred tax valuation allowance is determined based upon management's evaluation of the net realizability of the future income tax benefits, considering expiration of net operating losses, predictability of future income, including the impact of the Company's restructuring program, and the timing of reversal of temporary differences.

      At December 31, 1995 and 1994, other current assets include net deferred tax assets of approximately $5.7 million and $3.2 million and other noncurrent assets include net deferred tax assets of approximately $16.9 million and $21.7 million, respectively. Also, at December 31, 1995 and 1994, current liabilities include income taxes payable of $1.4 million and $3.5 million, respectively.

      At December 31, 1995, the Company has net operating loss carryforwards of $34,621,000 for income tax reporting purposes of which $8,727,000 expire in 2008, $19,576,000 expire in 2009, and $6,318,000 expire in 2010. The
Company also has net operating loss carryforwards of $29,602,000 available for purposes of federal alternative minimum tax of which $1,454,000 expire in 2008, $22,777,000 expire in 2009 and $5,371,000 expire in 2010. At December
31, 1995, the Company has alternative minimum tax credit carryforwards of approximately $1,730,000 which are available to reduce future Federal regular income taxes over an indefinite period.

      In connection with an examination of the Company's federal income tax returns for the years 1990 through 1992, the Internal Revenue Service ("IRS") has proposed certain tax adjustments that could result in an additional tax liability. The Company disagrees with a large majority of the proposed adjustments and has asserted certain offsetting tax adjustments in its favor. The Company has filed a written protest challenging the proposed adjustments and supporting its right to the offsetting adjustments. Management and its tax counsel are of the opinion that the issues making up most of the additional tax liability proposed by the IRS are either not factually or legally supportable and that the Company's offsetting adjustments are meritorious. In addition, management is of the opinion that any additional net tax liability that might ultimately result from the IRS audit would not have a material adverse effect on the Company's consolidated financial condition, results of operation or liquidity.

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

      The 1990 Stock Option Plan for Key Employees reserved 1,125,000 shares of common stock, either previously unissued shares or shares held in treasury, for issuance upon the exercise of options or as stock appreciation rights or as restricted stock awards. The exercise of an option is conditioned upon the holder, (i) purchasing at fair market value, within ninety days of the grant, stock equal to twenty-five percent of the number of options granted, and (ii) continuing as beneficial owner of all such stock through the time of exercise.

Options are granted at no less than fair market value on the date of grant, expire in ten years and vest in five annual installments of twenty percent each January 1 following the date of grant. The 1985 stock plan for Key Employees terminated as of December 31, 1994, and no further options will be granted under that plan. However, 677,820 options remain outstanding and will be exercisable in future years in accordance with the terms of the plan.

      As of December 31, 1995, officers and employees eligible under the 1985 and 1990 plans have purchased 234,000 shares of the Company's common stock in the open market in order to qualify under the terms of these plans and held outstanding options to purchase an additional 1,597,862 shares.

      A summary of certain plan information related to stock options is as follows:

                                                   Year Ended December 31,
                                               ---------------------------------
(Number of Shares)                               1995         1994       1993
                                               ---------    ---------  ---------
Outstanding at beginning of year               1,912,996    1,788,896  1,735,946
Granted                                          150,000      423,000    159,000
Exercised                                        (47,200)     (59,800)   (18,000)
Expired or canceled                             (417,934)    (239,100)   (88,050)
                                               ---------    ---------  ---------
Outstanding at end of year                     1,597,862    1,912,996  1,788,896
                                               =========    =========  =========
Exercisable at end of year                     1,279,387    1,126,521  1,281,521
Available for grant at end of year                     0            0    132,470
Price range of options
  Outstanding                                     $3.19-       $3.19-     $3.19-
                                                   9.75         9.75       8.63
  Exercised                                       $4.44-       $3.88-     $3.88-
                                                   5.75         6.57       5.75

14.   Pension Plans and Other Post-retirement Benefits
      ------------------------------------------------
      The Company sponsors defined contribution plans that cover substantially all of its employees. Contributions are based upon a percentage of the employee's compensation. The cost of these plans was $6,273,000, $4,552,000 and $3,354,000 in 1995, 1994 and 1993, respectively.

      A defined benefit plan is also maintained for a limited number of former union personnel of an overhaul facility that the Company closed in 1994. The cost of this plan was $98,000 in 1995, $81,000 in 1994 and $193,000 in 1993.
In connection with the restructuring program in the second quarter of 1994, the Company recorded a curtailment loss of $460,000 as a result of the closing of this facility and the termination of the employees who were covered under this defined benefit plan. The projected benefit obligation and the fair value of plan assets at December 31, 1995 were $1,568,000 and $985,000, respectively. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% in 1995. The expected long-term rate of return on assets was 7.25% in 1995. Plan assets consist principally of investments in commercial paper, marketable securities, certificates of deposit and U.S. government obligations.

      A subsidiary of the Company, UNC Airwork Corporation ("Airwork"), has been a participating employer in a multi-employer pension plan covering its hourly employees who are members of United Auto Workers ("UAW") Local 2315. The plan is administered by trustees appointed by the UAW. Through December 1994, Airwork has made contributions under the plan on the basis of a portion of its hourly payroll based on collective bargaining, and has expensed such contributions on a current basis. The Company's contribution to the plan, as required by the union contract, was $383,000 in 1994, and $313,000 in 1993. The Company has not made any payments to the plan in 1995 because it withdrew from the plan in January 1995.

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

      Under the rules and regulations of the Internal Revenue Service ("IRS") regarding multi-employer plans, all employers who participate in an underfunded multi-employer plan and withdraw are assessed a withdrawal liability. Payment of the withdrawal liability is made over future years while annual funding deficiencies, if not waived by the IRS, would be paid at the time the waiver is denied. As a result of its withdrawal from the plan, Airwork recognized as a non-recurring expense in 1994 of its portion of the plan's unfunded liabilities and annual funding deficiencies which it estimated to be approximately $14.0 million. The Company is currently negotiating with the Plan Trustees regarding annual funding payments to the plan for the withdrawal liability and anticipates payments in an undetermined amount will begin in 1996.

   The Company also contributes to other multi-employer plans that cover
approximately 566 employees.   The cost of these plans was $630,000, $591,000
and $816,000 in 1995, 1994 and 1993, respectively.

      The Company has non-qualified unfunded supplemental executive retirement plans covering certain officers and directors for which the Company has purchased cost recovery life insurance. The Company is the sole owner and beneficiary of such policies. The amount of coverage is designed to provide sufficient revenues to recover substantially all costs of the plans if the assumptions made regarding mortality experience, policy earnings and other factors are realized. As of December 31, 1995 and 1994 the projected benefit obligation was $16,231,000 and $12,972,000, respectively, and the accumulated benefit obligation was $15,883,000 and $12,640,000, respectively, which is included in other noncurrent liabilities in the accompanying balance sheet.

The cost of these plans was $2,095,000, $2,280,000 and $1,232,000 for 1995,
1994 and 1993, respectively. The discount rate used in determining the pension liabilities was 7.25% at December 31, 1995 and 8% at December 31, 1994. At December 31, 1995, the additional minimum liability exceeded the unamortized transition amount by $1,801,000, net of deferred income taxes. At December 31, 1994, the additional minimum liability exceeded the unamortized transition amount by $540,000, net of deferred income taxes. These amounts have been reflected in the accompanying consolidated balance sheets as reductions in stockholders' equity at December 31, 1995 and 1994.

      Post-retirement health care and life insurance benefits are provided to a limited number of participating employees who become eligible for benefits after reaching normal retirement age while employed by the Company. The plan, which is an unfunded contributory defined benefit plan, covers approximately 3% of the Company's employees. Effective January 1, 1993, the Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." SFAS No. 106 requires the Company to accrue the estimated cost of such retiree benefits payments, other than pensions, during the employee's active service period. The Company previously expensed the cost of these benefits as claims were paid. The Company is amortizing the unrecognized net loss and unrecognized transition obligation over 20 years.

      The actuarial and recorded liabilities for the post-retirement health care and life insurance benefits at December 31, were as follows:

(Dollars in thousands)                           1995         1994
                                               --------     --------
Accumulated post-retirement
  benefit obligation:
   Retirees                                    $  1,425     $  1,320
   Full eligible active plan participants            39           48
   Other active participants                        316          627
Total accumulated post-retirement benefit      --------     --------
  obligation                                      1,780        1,995
Unrecognized net loss (gain)                         58         (329)
Unrecognized transition obligation               (1,357)      (1,437)
                                               --------     --------
Accrued post-retirement benefit cost           $    481     $    229
                                               ========     ========

      The net periodic post-retirement benefit cost for 1995 was $350,000 and included $112,000 of service cost, $152,000 of interest and $86,000 amortization of the transition obligation. The cost for 1994 was $360,000 and included $76,000 of service costs, $172,000 of interest and $112,000 amortization of the transition obligation.

      For measurement purposes, a 7.25% and an 8% discount rate was used in determining the accumulated post-retirement benefit obligation as of December 31, 1995 and 1994, respectively. Also, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1995; the rate was assumed to decrease gradually to 6% for 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in the assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation as of December 31, 1995 by approximately $202,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year then ended by approximately $24,000.

      The Company also contributes in accordance with a union agreement to a multi-employer health benefit plan. The cost of this plan was $2,592,000, $1,865,000 and $959,000 in 1995, 1994 and 1993, respectively.

15.   Leases
      ------
      In December 1994 the Company sold a McDonnell Douglas DC-10-30 aircraft which had previously been covered under a leveraged lease. The net proceeds received of $6.8 million approximated the Company's investment in the lease. Income from the leveraged lease in 1994 and 1993 was $2.6 million and $1.3 million, respectively ($1.5 million and $0.8 million net of income taxes in 1994 and 1993, respectively).

      The Company entered into several agreements for the sale and leaseback of certain equipment which resulted in gains totaling approximately $2.6 million in 1993. The gains were deferred and are being amortized as a reduction to rent expense over the lease terms. The leases are classified as operating leases and the rental commitments and rental expenses are included in the following summary.

      The Company has noncancellable operating leases covering certain real property and equipment used in its operations. Minimum rental commitments under these leases are 1996, $8,290,000; 1997, $7,087,000; 1998, $6,765,000;
1999, $5,943,000; 2000, $4,167,000; and thereafter, $1,769,000.  Rental expenses for the years 1995, 1994 and 1993 were $9,186,000, $8,720,000, and
$5,702,000, respectively.

16.   Cash Flows
      ----------
      Cash payments for income taxes were $1.2 million, $0.8 million, and $1.8 million in 1995, 1994 and 1993, respectively. In these years, interest payments were $19.6 million, $17.6 million, and $10.7 million, respectively.

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

                                                   Year Ended December 31,
                                               --------------------------------
(Dollars in thousands)                           1995         1994       1993
                                               --------     --------   --------
Sales to federal government                    $228,512     $223,127   $148,849
                                               ========     ========   ========
Capital additions                              $  6,767     $ 10,299   $ 11,250
                                               ========     ========   ========
Depreciation and amortization expense          $ 12,491     $ 12,727   $ 11,477
                                               ========     ========   ========

The Company maintains foreign marketing offices in Amsterdam, The Netherlands and Singapore. Identifiable assets at these locations are not material.

Export sales from the Company's United States operations to unaffiliated customers were as follows:

                                                   Year Ended December 31,
                                               --------------------------------
(Dollars in thousands)                           1995         1994       1993
                                               --------     --------   --------
Europe, Africa, Middle East                    $ 71,283     $ 60,338   $ 30,706
Latin America                                    18,035       13,821     13,237
Asia, Pacific Rim                                15,333        6,660      7,719
Canada                                            8,358        6,497      7,713
                                               --------     --------   --------
Total                                          $113,009     $ 87,316   $ 59,375
                                               ========     ========   ========

Net sales of tangible products in 1995, 1994 and 1993 amounted to $335.2 million, $303.6 million and $322.4 million, respectively, and costs and operating expenses related to tangible goods amounted to $273.5 million, $244.4 million and $259.1 million, respectively.

18.   Quarterly Summary (Unaudited)
      -----------------------------

(Dollars in thousands               First      Second      Third      Fourth     Total
except per share amounts)          Quarter     Quarter    Quarter     Quarter     Year
                                  ---------   ---------  ---------   --------- --------
                                  C>
Year Ended December 31, 1995
----------------------------
Revenues                          $ 125,703   $ 131,342   $ 137,437  $ 141,761 $ 536,243
Operating income                      5,233       6,365       6,401      4,357    22,356

Net earnings                             49         959         839         76     1,923
Net earnings per share                              .05         .05        .01       .11

Year Ended December 31, 1994
----------------------------
Revenues                          $ 138,412   $ 122,326   $ 129,721  $ 135,374 $ 525,833
Operating income (loss)               8,450     (63,746)      5,178    (10,898)  (61,016)
Net earnings (loss)                   2,462     (54,634)         30    (15,790)  (67,932)
Net earnings (loss) per share           .14       (3.12)                  (.90)    (3.89)

      See Note 2 for a description of the restructuring charge in the second quarter of 1994.

      See Note 14 for a description of the multi-employer pension withdrawal adjustment in the fourth quarter of 1994.

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

      The following condensed consolidating information presents:

(1) Condensed financial statements as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 of (a) the Company on a parent company only basis (Parent Company), (b) the Combined Guarantors, and (c) the Company on a consolidated basis.

(2) The Parent Company with its investments in subsidiaries accounted for on the equity method.

(3) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                                      UNC INCORPORATED
                            Condensed Consolidating Balance Sheet
                                   As of December 31, 1995
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Assets
------
Current assets:
  Cash                                   $    123   $  1,548                    $   1,671
  Accounts receivable, net                    410    102,052                      102,462
  Unbilled costs and accrued
    profits on contracts in progress                  11,128                       11,128
  Inventories                                         91,130                       91,130
  Assets held for sale                        114      4,985                        5,099
  Other                                     1,125      9,031                       10,156
                                         --------   --------                    ---------
    Total current assets                    1,772    219,874                      221,646
                                         --------   --------                    ---------
Assets held for sale noncurrent             2,834      9,962                       12,796
Property, plant & equipment, net              706     47,362                       48,068
Cost in excess of net assets
  of acquired companies, net                         136,298                      136,298
Other noncurrent assets                     9,748     17,705                       27,453
Investments in and advances
  to subsidiaries                         343,366                $(343,366)
                                         --------   --------     ---------      ---------
    Total assets                         $358,426   $431,201     $(343,366)     $ 446,261
                                         ========   ========     =========      =========

                                      UNC INCORPORATED
                        Condensed Consolidating Balance Sheet (Cont.)
                                   As of December 31, 1995
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt      $  1,631   $    117                    $   1,748
  Accounts payable                          2,784     36,830                       39,614
  Accruals and other current liabilities   21,253     34,933                       56,186
                                         --------   --------                    ---------
    Total current liabilities              25,668     71,880                       97,548
                                         --------   --------                    ---------
Long-term debt                            202,981        352                      203,333
Other noncurrent liabilities               20,875     24,353                       45,228
                                         --------   --------                    ---------
    Total liabilities                     249,524     96,585                      346,109
                                         --------   --------                    ---------
Common stock and additional paid
  in capital                              127,396                                 127,396
Retained earnings (deficit)               (15,450)                                (15,450)
Equity of subsidiaries and
  advances of parent                                 343,366     $(343,366)
                                         --------   --------     ---------      ---------
                                          111,946    343,366      (343,366)       111,946
    Less:
    Treasury stock at cost
     (700,000 shares)                                  8,750                        8,750
    Minimum pension liability adjustment    1,801                                   1,801
    Unearned compensation-restricted
     stock                                  1,243                                   1,243
                                         --------   --------     ---------      ---------
  Total shareholders' equity              108,902    334,616      (343,366)       100,152
                                         --------   --------     ---------      ---------
Total liabilities and
  shareholders' equity                   $358,426   $431,201     $(343,366)     $ 446,261
                                         ========   ========     =========      =========

                                      UNC INCORPORATED
                            Condensed Consolidating Balance Sheet
                                   As of December 31, 1994
                                   (Dollars in thousands)

<CAPTION
                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Assets
------
Current assets:
  Cash                                   $  1 519   $  1,100                    $   2,619
  Accounts receivable, net                    640     88,639                       89,279
  Unbilled costs and accrued
    profits on contracts in progress                  14,097                       14,097
  Inventories                                         85,110                       85,110
  Assets held for sale                     18,449     30,725                       49,174
  Other                                     1,168      7,000                        8,168
                                         --------   --------                    ---------
    Total current assets                   21,776    226,671                      248,447
                                         --------   --------                    ---------
Assets held for sale noncurrent                        2,300                        2,300
Property, plant & equipment, net              790     43,899                       44,689
Cost in excess of net assets
  of acquired companies, net                         140,128                      140,128
Other noncurrent assets                    10,011     22,459                       32,470
Investments in and advances
  to subsidiaries                         304,392                $(304,392)
                                         --------   --------     ---------      ---------
    Total assets                         $336,969   $435,457     $(304,392)     $ 468,034
                                         ========   ========     =========      =========

                                      UNC INCORPORATED
                        Condensed Consolidating Balance Sheet (Cont.)
                                   As of December 31, 1994
                                   (Dollars in thousands)

<CAPTION
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
                                         ========   ========     =========      =========

                                      UNC INCORPORATED
                        Condensed Consolidating Statement of Earnings
                                Year Ended December 31, 1995
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         --------   ----------   ------------   ------------
Sales and operating revenues             $          $ 536,243                   $ 536,243
Costs and expenses
  Costs and operating expenses                        456,935                     456,935
  Selling, general and
    administrative expenses                 16,423     40,529                      56,952
  Allocated expenses                       (19,739)    19,739
                                         ---------  ---------                   ---------
                                            (3,316)   517,203                     513,887
                                         ---------  ---------                   ---------
Operating income                             3,316     19,040                      22,356

Other income (expense)
  Interest expense                         (17,987)    (1,527)                    (19,514)
  Other                                        141        (25)                        116
  Equity in income of
    subsidiaries                            11,367               $ (11,367)
                                         ---------  ---------    ---------      ---------
                                            (6,479)    (1,552)     (11,367)       (19,398)
                                         ---------  ---------    ---------      ---------
Earnings (loss) before income taxes         (3,163)    17,488      (11,367)         2,958
Income tax benefit (provision)               5,086     (6,121)                     (1,035)
                                         ---------  ---------    ---------      ---------
Net earnings                             $   1,923  $  11,367    $ (11,367)     $   1,923
                                         =========  =========    =========      =========

                                      UNC INCORPORATED
                    Condensed Consolidating Statement of Earnings (Loss)
                                Year Ended December 31, 1994
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Sales and operating revenues             $   2,600  $ 523,233                   $ 525,833
Costs and expenses
  Costs and operating expenses                        444,375                     444,375
  Selling, general and administrative
    expenses                                18,213     51,555                      69,768
  Restructuring charge                       4,800     53,906                      58,706
  Multi-employer pension plan withdrawal
    charge                                             14,000                      14,000
  Allocated expenses                       (22,803)    22,803
                                         ---------  ---------                   ---------
                                               210    586,639                     586,849
                                         ---------  ---------                   ---------
Operating income (loss)                      2,390    (63,406)                    (61,016)

Other income (expense)
  Interest expense                         (14,924)    (3,625)                    (18,549)
  Other                                     (1,911)        61                      (1,850)
  Equity in income (loss) of
    subsidiaries                           (55,838)              $  55,838
                                         ---------  ---------    ---------      ---------
                                           (72,673)    (3,564)      55,838        (20,399)
                                         ---------  ---------    ---------      ---------
Earnings (loss) before income taxes        (70,283)   (66,970)      55,838        (81,415)
Income tax benefit                           2,351     11,132                      13,483
                                         ---------  ---------    ---------      ---------
Net earnings (loss)                      $ (67,932) $ (55,838)   $  55,838      $ (67,932)
                                         =========  =========    =========      =========

                                      UNC INCORPORATED
                        Condensed Consolidating Statement of Earnings
                                Year Ended December 31, 1993
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Sales and operating revenues             $   1,263  $ 437,030                   $ 438,293
Costs and expenses
  Costs and operating expenses                        360,869                     360,869
  Selling, general and administrative
    expenses                                12,856     41,131                      53,987
  Allocated expenses                       (15,481)    15,481
                                         ---------  ---------                   ---------
                                            (2,625)   417,481                     414,856
                                         ---------  ---------                   ---------
Operating income                             3,888     19,549                      23,437

Other income (expense)
  Interest expense                         (11,897)    (1,968)                    (13,865)
  Other                                     (1,869)        48                      (1,821)
  Equity in income of subsidiaries          17,658               $ (17,658)
                                         ---------  ---------    ---------      ---------
                                             3,892     (1,920)     (17,658)       (15,686)
                                         ---------  ---------    ---------      ---------
Earnings before income taxes and
  extraordinary items                        7,780     17,629      (17,658)         7,751
Income tax benefit                           3,814        29                        3,843
                                         ---------  ---------    ---------      ---------
Earnings before extraordinary items         11,594     17,658      (17,658)        11,594
Extraordinary item-early retirement of
  debt, net of income taxes                   (532)                                  (532)
                                         ---------  ---------    ---------      ---------
Net earnings                             $  11,062  $  17,658    $ (17,658)     $  11,062
                                         =========  =========    =========      =========

                                      UNC INCORPORATED
                       Condensed Consolidating Statement of Cash Flows
                                Year Ended December 31, 1995
                                   (Dollars in thousands)

                                         Parent       Combined
                                         Company     Guarantors      Consolidated
                                         -------     ----------      ------------
Net cash provided (used) by operating
  activities                             $ (15,591)  $  (2,221)      $ (17,812)
                                         ---------   ---------       ---------
Cash flows from investing activities:
  Net proceeds from sale of assets          26,159       7,441          33,600
  Additions to property, plant and
    equipment                                 (239)     (6,528)         (6,767)
  Acquisition of subsidiaries                             (947)           (947)
  Net cash and short-term investments    ---------   ---------       ---------
   provided (used) by investing
   activities                               25,920         (34)         25,886
                                         ---------   ---------       ---------
Cash flows from financing activities:
  Additions to debt                        382,005                     382,005
  Reductions in debt                      (362,793)    (28,454)       (391,247)
  Other transactions                           220                         220
  Net cash transfers to (from) parent      (31,157)     31,157
    Net cash provided (used) by          ---------   ---------       ---------
     financing activities                  (11,725)      2,703          (9,022)
                                         ---------   ---------       ---------
Net increase (decrease) in cash             (1,396)        448            (948)
Cash at beginning of year                    1,519       1,100           2,619
                                         ---------   ---------       ---------
Cash at end of year                      $     123   $   1,548       $   1,671
                                         =========   =========       =========

                                      UNC INCORPORATED
                       Condensed Consolidating Statement of Cash Flows
                                Year Ended December 31, 1994
                                   (Dollars in thousands)

                                         Parent       Combined
                                         Company     Guarantors      Consolidated
                                         -------     ----------      ------------
Net cash provided (used) by operating
  activities                             $ (14,137)  $  (5,358)      $ (19,495)
                                         ---------   ---------       ---------
Cash flows from investing activities:
  Net proceeds from sale of assets                      11,713          11,713
  Additions to property, plant and
    equipment                                 (381)     (9,918)        (10,299)
  Acquisition of subsidiaries                           (4,911)         (4,911)
  Proceeds from sale of leveraged lease      6,758                       6,758
  Other transactions, net                                   39              39
    Net cash and short-term investments  ---------   ---------       ---------
     provided (used) by investing
     activities                              6,377      (3,077)          3,300
                                         ---------   ---------       ---------
Cash flows from financing activities:
  Additions to debt                        161,085      40,000         201,085
  Reductions in debt                      (159,185)    (24,860)       (184,045)
  Other transactions                           280                         280
  Net cash transfers to (from) parent        6,242      (6,242)
    Net cash provided (used) by          ---------   ---------       ---------
     financing
     activities                              8,422       8,898          17,320
                                         ---------   ---------       ---------
Net increase in cash                           662         463           1,125
Cash at beginning of year                      857         637           1,494
                                         ---------   ---------       ---------
Cash at end of year                      $   1,519   $   1,100       $   2,619
                                         =========   =========       =========

                                      UNC INCORPORATED
                       Condensed Consolidating Statement of Cash Flows
                                Year Ended December 31, 1993
                                   (Dollars in thousands)

                                          Parent       Combined
                                          Company     Guarantors   Consolidated
                                         --------     ----------   ------------
Net cash provided (used) by operating
  activities                             $    (384)   $ (11,253)   $ (11,637)
                                         ---------    ---------    ---------
Cash flows from investing activities:
  Net proceeds from sale of assets                       10,843       10,843
  Additions to property, plant and
    equipment                                 (331)     (10,919)     (11,250)
  Acquisition of subsidiaries, net of
    cash acquired                                       (48,477)     (48,477)
  Investment in leveraged lease             (2,697)                   (2,697)
  Other transactions, net                       68          (67)           1
    Net cash and short-term investments  ---------    ---------    ---------
     provided (used) by investing
     activities                             (2,960)     (48,620)     (51,580)
                                         ---------    ---------    ---------
Cash flows from financing activities:
  Additions to debt                        193,132       35,500      228,632
  Reductions in debt                      (210,632)     (55,334)    (265,966)
  Issuance of 9-1/8% Senior Notes          100,000                   100,000
  Other transactions, net                       77                        77
  Net cash transfers to (from) parent      (80,022)      80,022
    Net cash                             ---------    ---------    ---------
     provided (used) by financing
     activities                              2,555       60,188       62,743
Net increase (decrease) in cash and      ---------    ---------    ---------
  short-term investments                      (789)         315         (474)
Cash at beginning of year                    1,646          322        1,968
                                         ---------    ---------    ---------
Cash at end of year                      $     857    $     637    $   1,494
                                         =========    =========    =========

Report of Independent Accountants

The Board of Directors and Shareholders
UNC Incorporated:

     We have audited the consolidated financial statements and the financial statement schedule of UNC Incorporated and Subsidiaries listed in Item 14 to this Annual Report on Form 10-K as of December 31, 1995 and 1994 and for the years then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNC Incorporated and Subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                   COOPERS & LYBRAND L.L.P.
Washington, D.C.
February 26, 1996

Independent Auditors' Report

The Board of Directors and Shareholders
UNC Incorporated:

     We have audited the accompanying consolidated statements of earnings, changes in shareholders' equity and cash flows of UNC Incorporated and Subsidiaries for the year ended December 31, 1993. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule for the year ended December 31, 1993, as listed in the accompanying index under Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of UNC Incorporated and Subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1993, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



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

     In connection with the audits of the Company's consolidated financial statements for the fiscal year ended December 31, 1993, and in the subsequent interim period through February 22, 1994, there were no disagreements between the Company and KPMG Peat Marwick on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to KPMG Peat Marwick's satisfaction, would have caused them to make reference in connection with their opinion to the subject of the disagreement.

     The audit report of KPMG Peat Marwick on the consolidated financial statements of the Company and its Subsidiaries as of and for the year ended December 31, 1993, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that, as required with respect to changes in accounting principles, the 1993 audit report made reference to the Company's adoption in 1993 of the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

                                  PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     (a) Directors of the Company. The information regarding directors in response to Item 401 of Regulation S-K which will appear in the definitive Proxy Statement of the Company in connection with the solicitation of proxies for its 1996 Annual Meeting of Shareholders is incorporated herein by reference.

     (b)  Executive Officers of the Company.

     The following table sets forth the names and ages of all executive officers of the Company, their positions and office with the Company, and the period during which each person has served as such.

                                 Positions and                    Served as
                              Office Currently Held               Officer
Name                    Age     with the Company                  Since (1)
----                    ---   ---------------------               ---------
Dan A. Colussy          64    Chairman of the Board, President      1984
                              and Chief Executive Officer
                              and Director

Robert L. Pevenstein    49    Senior Vice President and             1987
                              Chief Financial Officer

John H. Moellering      57    Executive Vice President,             1993
                              Aviation Services Division

John J. Bonasia         62    Senior Vice President,                1990
                              Engine Overhaul Division

Robert A. Gustafson     49    Senior Vice President,                1994
                              Accessory Services Division

Gerald J. Knapp         53    Senior Vice President,                1991
                              Human Resources

Richard H. Lange        62    Senior Vice President, General        1987
                              Counsel and Secretary

Gregory M. Bubb         44    Vice President and Treasurer          1988

Paul X. McLain          55    Vice President, Financial Controls    1982

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

      The following information relates to the business experience during the past five years of each Executive Officer named above:

      Mr. Colussy has served as Chairman, President and Chief Executive Officer of the Company since October 1995. Previously he was Chairman and Chief Executive Officer of the Company since October 1994, and prior thereto he was Chairman, President and Chief Executive Officer since April 1989 and President and Chief Executive Officer since December 1984.

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

      Mr. Gustafson joined the Company as Senior Vice President, Accessory Services Division in October 1994. Previously he was Group Vice President - Aviation Division and President Page Avjet Corporation for the BBA Group PLC from 1991 to 1994 and Group Vice President - AAR Service Companies of AAR Corporate from 1990 to 1991.

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

      Mr. Bubb has served as Vice President and Treasurer since May 1992. He joined the Company as Treasurer in March 1988.

      Mr. McLain joined the Company as Vice President, Financial Controls in August 1982.

ITEM 11.    EXECUTIVE COMPENSATION.

      The information regarding executive compensation in response to Item 402 of Regulation S-K which will appear in the definitive Proxy Statement of the Company in connection with the solicitation of proxies for its 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information regarding security ownership of certain beneficial owners and management in response to Item 403 of Regulation S-K which will appear in the definitive Proxy Statement of the Company in connection with the solicitation of proxies for its 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information regarding certain relationships and related transactions in response to Item 404 of Regulation S-K which will appear in the definitive Proxy Statement of the Company in connection with the solicitation of proxies for its 1996 Annual Meeting of Shareholders is incorporated herein by reference.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as part of this Report:

      (1) and (2)  Financial Statements and Financial Statement Schedules.

                                                             Page Number
Financial Statements:                                       in this Report
--------------------                                        --------------
      Consolidated statements of earnings -
      years ended December 31, 1995, 1994 and 1993                21

      Consolidated balance sheets - as of
      December 31, 1995 and 1994                                  22 - 23
      Consolidated statements of cash flows -
      years ended December 31, 1995, 1994 and 1993                24 - 25

      Consolidated statements of changes in
      shareholders' equity - years ended
      December 31, 1995, 1994 and 1993                            26

      Notes to consolidated financial statements                  27 - 57

      Report of Independent Accountants                           58

      Independent Auditors' Report                                59

                                                             Page Number
Index to Consolidated Financial Statement Schedules:        in this Report
---------------------------------------------------         --------------
   Schedule VIII  Valuation and qualifying
                  accounts - for the three
                  years ended December 31, 1995                   73

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

   10.19 Employment Agreement, dated as of November 1, 1984, between UNC Resources, Inc. and Dan A. Colussy (filed as Exhibit 10-T to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1984 -- File No. 1-7795 and incorporated herein by reference).

   10.20 Agreement, dated as of October 20, 1987, between the Company and Dan A. Colussy amending the Employment Agreement referred to in
            Exhibit 10.19 hereof (filed as Exhibit 10-U to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 -
            - File No. 1-7795 and incorporated herein by reference).

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

   10.31 Amendment and Waiver, dated as of August 8, 1994, to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992, among UNC Incorporated or UNC Airwork Corporation, the several banks and other financial institutions from time to time parties thereto and Chemical Bank as agent for the Banks, referred to in
            Exhibit 10.22 hereof (filed as Exhibit 10.31 to the Company's Form 10-Q for the quarter ended September 30, 1994 -- File No. 1-7795 and incorporated herein by reference).

   10.32 Employment Agreement, dated as of November 22, 1994, between Gerald M. Czarnecki and UNC Incorporated (filed as Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1994-- File No. 1-7795 and incorporated herein by reference).

   10.33 Amendment, dated as of December 29, 1994, to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992, among UNC Incorporated, UNC Airwork Corporation; the several banks and other financial institutions from time to time parties thereto and Chemical Bank as agent for the Banks (filed as Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 1994--File No. 1-7795 and incorporated herein by reference).

   10.34 Amendment, dated as of March 29, 1995, to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992, among UNC Incorporated, UNC Airwork Corporation; the several banks and other financial institutions from time to time parties thereto and Chemical Bank as agent for the Banks (filed as Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1994--File No. 1-7795 and incorporated herein by reference).

   10.35 Credit Agreement, dated as of May 30, 1995, by and among UNC Incorporated, the Lenders who are or may become a party to this Credit Agreement, First Union Commercial Corporation, as administrative agent and as collateral agent, and First Union National Bank of North Carolina, as the issuing bank for letters of credit issued hereunder (filed as Exhibit 10.35 to the Company's Form 10-Q for the quarter ended June 30, 1995--File No. 1-7795 and incorporated herein by reference).

   10.36 Security Agreement, dated as of May 30, 1995, by UNC Incorporated, a Delaware corporation, to and for the Benefit of First Union Commercial Corporation, a North Carolina corporation, as collateral agent (filed as Exhibit 10.36 to the Company's Form 10-Q for the quarter ended June 30, 1995--File No. 1-7795 and incorporated herein by reference).

   10.37 Stock Purchase Agreement, dated as of October 4, 1995, by and among UNC Incorporated and certain Purchasers regarding the purchase from the Company of up to 250,000 shares of newly created series of Preferred Stock.

   10.38 Asset Purchase Agreement dated January 15, 1996, by and among UNC Incorporated, UNC/CFC Acquisition Co., CFC Aviation Services, L.P., CFC Aviation Company, L.L.C., CFC Aviation, Inc., Carlisle Enterprises, L.P., First Capital Corporation of Chicago, and Cross Creek Partners III.

   10.39 Amendment No. 2 to Credit Agreement dated February 1996, by and among UNC Incorporated, UNC/CFC Acquisition Co., First Union Commercial Corporation, as administrative agent, First Union Commercial Corporation, as collateral agent, the various corporations identified as Guarantors and the various banks and lending institutions.

   11       Statement re: Computation of Earnings per Share.

   16 Letter dated March 1, 1994 of KPMG Peat Marwick (filed as Exhibit 16 to the Company's Report on Form 8-K dated March 1, 1994 -- File No. 1-7795 and incorporated herein by reference).

   21       Subsidiaries of the Company.

   23.1     Independent Auditors' Consent - KPMG Peat Marwick LLP

   23.2     Independent Auditors' Consent - Coopers & Lybrand L.L.P.

   24       Powers of Attorney.

   27       Financial Data Schedule (electronically filed).
   ____________________
(b)   Reports on Form 8-K:

   No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

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

                                    UNC INCORPORATED

March 28, 1996
                                    By:  /s/ Robert L. Pevenstein
                                         ---------------------------
                                         Robert L. Pevenstein
                                         Senior Vice President
                                         and Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                  Title                            Date
---------                  -----                            ----
/s/ Dan A. Colussy         Chairman of the Board,           March 28, 1996
------------------------   President, Chief Excutive
(Dan A. Colussy)           Officer and Director

/s/ Robert L. Pevenstein   Senior Vice President and        March 28, 1996
------------------------   Chief Financial Officer
(Robert L. Pevenstein)     (principal financial and
                           accounting officer)

Berl Bernhard*             Director                         March 6, 1996
------------------------
(Berl Bernhard)

John K. Castle*            Director                         March 11, 1996
------------------------
(John K. Castle)

William C. Hittinger*      Director                         March 6, 1996
------------------------
(William C. Hittinger)

J. L. Holloway III*        Director                         March 8, 1996
------------------------
(J. L. Holloway III)

George V. McGowan*         Director                         March 8, 1996
------------------------
(George V. McGowan)

Jack Moseley*              Director                         March 7, 1996
------------------------
(Jack Moseley)

Lawrence A. Skantze*       Director                         March 7, 1996
------------------------
(Lawrence A. Skantze)

Beverly B. Byron*          Director                         March 4, 1996
------------------------
(Beverly B. Byron)

* By /s/ Richard H. Lange
     ---------------------
     (Richard H. Lange)
      Attorney-in-Fact

                      UNC INCORPORATED AND SUBSIDIARIES

              Schedule VIII - Valuation and Qualifying Accounts
                 For the Three Years Ended December 31, 1995

                                                  Additions
                                    Balance at    Charged to                    Balance
                                    Beginning     Costs and                     at End
       Description                  of Year       Expenses      Deductions (1)  of Year
       -----------                  ---------     ---------     --------------  -------
Allowance for Doubtful
 Accounts Receivable:
Year ended December 31, 1995        $ 3,706,000   $ 1,637,000   $ 2,157,000(1)  $ 3,186,000
                                    ===========   ===========   ===========     ===========
Year ended December 31, 1994        $ 6,366,000   $ 4,296,000   $ 6,956,000(1)  $ 3,706,000
                                    ===========   ===========   ===========     ===========
Year ended December 31, 1993        $ 5,041,000   $ 1,602,000   $   277,000(1)  $ 6,366,000
                                    ===========   ===========   ===========     ===========
Deferred Income Tax Asset
 Valuation Allowance:

Year ended December 31, 1995        $17,041,000                 $ 1,331,000(2)  $15,710,000
                                    ===========                 ===========     ===========
Year ended December 31, 1994        $ 3,349,000   $13,692,000                   $17,041,000
                                    ===========   ===========   ===========     ===========
Year ended December 31, 1993                                    $ 8,242,000(2)
                                    $13,420,000                 $ 1,829,000(3)  $ 3,349,000
                                    ===========                 ===========     ===========

(1)   Uncollected receivables written off, net of recoveries.

(2) Reduction in valuation allowance based on management's evaluation of the net realizability of the future income tax benefits considering expiration of net operating losses, predictability of future income, including the impact of the Company's restructuring program, and timing of reversal of temporary differences. See Management's Discussion and Analysis and Note 12 of Notes to Consolidated Financial Statements.

(3) Reduction in valuation allowance of $1,829,000 as a result of a change in the assessment of the realizability of certain tax assets due to the future earnings of acquired companies.

                          SEQUENTIAL EXHIBIT INDEX

      The following exhibits are being filed herewith:

Exhibit
Number                        Description
------                        -----------
10.37 Stock Purchase Agreement, dated as of October 4, 1995, by and among UNC Incorporated and certain Purchasers regarding the purchase from the Company of up to 250,000 shares of newly created series of Preferred Stock.

10.38 Asset Purchase Agreement dated January 15, 1996, by and among UNC Incorporated, UNC/CFC Acquisition Co., CFC Aviation Services, L.P., CFC Aviation Company, L.L.C., CFC Aviation, Inc., Carlisle Enterprises, L.P., First Capital Corporation of Chicago, and Cross Creek Partners III.

10.39 Amendment No. 2 to Credit Agreement dated February 1996, by and among UNC Incorporated, UNC/CFC Acquisition Co., First Union Commercial Corporation, as administrative agent, First Union Commercial Corporation, as collateral agent, the various corporations identified as Guarantors and the various banks and lending institutions.

11                Statement re: Computation of Earnings per Share.

21                Subsidiaries of the Company.

23.1              Independent Auditors' Consent - KPMG Peat Marwick LLP

23.2              Independent Accountants' Consent - Coopers & Lybrand L.L.P.

24                Powers of Attorney.

27                Financial Data Schedule (electronically filed).

____________________