Form 10-K/A
period 1995-12-31
UNC INC
filed 1996-04-29
CIK 276104

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995   Commission file number 1-7795

                             UNC INCORPORATED
          (Exact name of registrant as specified in its charter)

        DELAWARE                              54-1078297
(State of incorporation)        (I.R.S. employer identification number)
175 Admiral Cochrane Drive
   Annapolis, Maryland                           21301
(Address of principal                         (Zip code)
  executive offices)

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

7 1/2% Convertible Subordinate
       Debentures due 2006                     New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES __X__   NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 22, 1996 was approximately $107,659,292.

The number of shares of Registrant's Common Stock outstanding on February 28, 1996 was 17,798,981 (excluding 700,000 shares held in treasury).

                          (Cover page continued)

                    DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

                                 Amendment
                                 ---------
The Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, which was filed with the Commission on March 28, 1996, incorporated by reference certain information under Section III to the Registrant's definitive Proxy Statement. The Registrant's Proxy Statement will not be filed with the Commission within 120 days of the end of the Registrant's fiscal year, therefore, this information is hereby being filed under amendment to Form 10-K.



                                Section III

Item 10.          Directors and Executive Officers of the Company
Item 11.          Executive Compensation
Item 12.          Security Ownership of Certain Beneficial Owners
                   and Management
Item 13.          Certain Relationships and Related Transactions.

                                 Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      (a)  Directors of the Company

      The current directors of the Registrant, all of whom except Messrs. Hittinger and Holloway will be nominated for re-election at the Annual Meeting of Stockholders, are set forth below. Messrs. Hittinger and Holloway will be retiring as members of the Board of Directors effective with the election of Directors at the Annual Meeting of Stockholders.

                              Served as      Business Experience
                              Director       During Past Five Years
     Name               Age   Since          and Other Directorships
- --------------          ---   ---------   ------------------------------
Dan A. Colussy          64      1981      Chairman, Chief Executive Officer
                                          and President of the Company since
                                          December 1989, except for
                                          September 1994 through October
                                          1995 when serving as Chairman and
                                          Chief Executive Officer of the
                                          Company; previously President and
                                          Chief Executive Officer of the
                                          Company since December 1984;
                                          Chairman, President and Chief
                                          Executive Officer of Canadian
                                          Pacific Air Lines, Limited from
                                          November 1982 until December 1984;
                                          Chairman of Columbia Air (airline)
                                          from June 1981 to November 1982;
                                          prior to that, Mr. Colussy served
                                          in senior management positions
                                          with Pan American World Airways
                                          for more than five years,
                                          including that of President and
                                          Chief Operating Officer from April
                                          1978 to December 1980; Director of
                                          Baltimore Gas and Electric Company
                                          (public utility) and Blue Cross
                                          Blue Shield of Maryland, Inc.
                                          (health insurance).

Berl Bernhard           66      1992      Chairman of the law firm of
                                          Verner, Liipfert, Bernhard,
                                          McPherson and Hand since 1982;
                                          partner in the firm since 1962
                                          (diversified law firm including
                                          comprehensive domestic and
                                          international aviation practice);
                                          Director of Uniroyal Chemical
                                          Company, Inc. (manufacturer of
                                          specialty chemicals).

Beverly B. Byron        63      1993      Independent Consultant since
                                          November 1993; Presidential
                                          Appointee to Commission on Base

                                          Closure & Realignment, January-
                                          November 1993; previously
                                          Representative, United States
                                          Congress from January 1979 to
                                          January 1993; Director of
                                          Baltimore Gas & Electric Company
                                          (public utility), McDonnell
                                          Douglas Corporation (aerospace),
                                          Farmers & Mechanics National Bank
                                          - Frederick (banking) and Blue
                                          Cross Blue Shield of Maryland,
                                          Inc. (health insurance).

John K. Castle          55      1986      Chief Executive Officer and
                                          Director of Branford Castle, Inc.
                                          (investments) since September
                                          1986; Chairman, Chief Executive
                                          Officer and Director of Castle
                                          Harlan, Inc. (merchant bankers)
                                          since June 1987; previously
                                          President and Chief Executive
                                          Officer of Donaldson, Lufkin &
                                          Jenrette, Inc. (investment
                                          bankers); Director of Sealed Air
                                          Corporation (manufacturer of
                                          protective packaging materials),
                                          Quantum Restaurant Group, Inc.
                                          (restaurant holding company) and
                                          Homestead National Corporation
                                          (insurance holding company).

William C. Hittinger    73      1986      Retired; previously Executive Vice
                                          President of RCA Corporation
                                          (electronics communications) for
                                          more than five years prior to his
                                          retirement in January 1986;
                                          Director of Bio Technical
                                          International, Inc. (agricultural
                                          seed products).

James L. Holloway III   74      1987      President, Naval Historical
                                          Foundation (national naval
                                          historic preservation) since 1982;
                                          previously President, Council of
                                          American Flag Ship Operators
                                          (national trade association
                                          representing owners and operators
                                          of U.S. flag vessels), August 1981
                                          through 1989; Admiral, U.S. Navy
                                          (Retired) and former Chief of

                                          Naval Operations prior to his
                                          retirement in 1978.

George V. McGowan       68      1989      Retired; Chairman of the Executive
                                          Committee, Baltimore Gas &
                                          Electric Company (public utility);
                                          previously Chairman and Chief
                                          Executive Officer, Baltimore Gas &
                                          Electric Company (public utility),
                                          NationsBank (banking) and
                                          McCormick and Company, Inc.
                                          (specialty foods).

Jack Moseley            64      1987      Retired; previously Chairman,
                                          President and Chief Executive
                                          Officer, USF&G Corporation
                                          (insurance and financial services)
                                          for 1987 more than five years
                                          prior to his retirement.

Lawrence A. Skantze     67      1989      Independent industrial consultant
                                          since August 1987; General, U.S.
                                          Air Force (Retired) and former
                                          Commander, U.S. Air Force Systems
                                          Command, July 1984 to August 1987.

      (b)  Executive Officers of the Company.

      The following table sets forth the names and ages of all executive officers of the Company, their positions and office with the Company, and the period during which each person has served as such.

                                 Positions and                    Served as
                              Office Currently Held               Officer
Name                    Age     with the Company                  Since (1)
- --------------------    ---   ---------------------               ---------
Dan A. Colussy          64    Chairman of the Board, President      1984
                              and Chief Executive Officer
                              and Director

Robert L. Pevenstein    49    Senior Vice President and             1987
                              Chief Financial Officer

John H. Moellering      57    Executive Vice President,             1993
                              Aviation Services Division

John J. Bonasia         62    Senior Vice President,                1990
                              Engine Overhaul Division

Robert A. Gustafson     49    Senior Vice President,                1994
                              Accessory Services Division

Gerald J. Knapp         53    Senior Vice President,                1991
                              Human Resources

Richard H. Lange        62    Senior Vice President, General        1987
                              Counsel and Secretary

Gregory M. Bubb         44    Vice President and Treasurer          1988

Paul X. McLain          55    Vice President, Financial Controls    1982

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

      Mr. Bubb has served as Vice President and Treasurer since May 1992. He joined the Company as Treasurer in March 1988.

      Mr. McLain joined the Company as Vice President, Financial Controls in August 1982.

COMPLIANCE WITH SECTION 16(a)

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership. Except as otherwise noted, based solely on its review of copies of the forms received by it, or written representations from certain reporting persons that they were not required to file Form 5-S, the Company believes that during 1995, all filing requirements were complied with on a timely basis. Mr. Bernhard, a director of the Company, did file a Form 5 in 1996 to report two purchases of stock in 1994 and the sale of stock in 1995. Mr. Skantze, a director of the Company, also filed a Form 5 to report the purchase of stock in 1994.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

      Directors who are employees of the Company receive no additional compensation for their services as directors or as members of committees of the Board. Cash compensation payable to other directors for services in that capacity under the Outside Directors Compensation Plan currently consists of a retainer of $15,000 per year and a fee of $1,000, plus travel expenses, for each day of each meeting of the Board of Directors attended in person and a fee of $500 for participation in a meeting by telephone. Additional annual retainers of $3,000 and $2,000 are paid to the Chairman of each committee and to each member of a committee, respectively. Members of the committees are also paid a fee of $800 for each committee meeting attended in person and a fee of $400 for participation in a committee meeting by telephone. In addition to any retainer or meeting fees for serving on the Board of Directors or any committee, a director who renders services on behalf of the Company outside of formal meetings is compensated for such services at the rate of $1,000 per day.

      Effective as of July 31, 1987, the Company adopted the Outside Directors Separation from Service Plan (the "Outside Directors Service Plan"). All directors who are not employed by the Company automatically become participants under the Outside Directors Service Plan, but must have served on the Board of Directors for three years before their benefits become vested. Benefits are payable as an annuity, paid in monthly installments, equal to the director's final basic retainer fee, multiplied by a ratio equal to one-tenth of the director's years of service, provided, however, that no director shall receive more than 10 years of service and such ratio shall equal zero until a director completes three years of service. Benefits become payable upon a director's ceasing to serve on the Board of Directors, or upon a director's death in which event benefits are paid to the surviving spouse, if any. Upon a change in control of the Company, as defined, the Company must purchase and distribute to each participating director an annuity sufficient to provide the director's accrued and vested benefit as of the date of such change. All directors not otherwise employed by the Company are participants under the Outside Directors Service Plan.

      Directors are eligible to participate in the Company's group life insurance program.

SUMMARY COMPENSATION TABLE

      The following tables summarize certain information regarding the Company's compensation of certain executive officers for the last three fiscal years.

                                          Annual Compensation
                                          -------------------
                                                                Other Annual
                              Year    Salary      Bonus($)      Compensation($)(1)
                              ----   --------     --------      ------------------
Dan A. Colussy,               1995   $610,000     $171,000(3)     $44,887(4)
Chairman, President and       1994    592,019      150,000(6)      42,278
Chief Executive Officer       1993    566,294         -            31,422

John H. Moellering (8)        1995    265,000      138,496(9)      29,798(4)
Executive Vice President,     1994    260,344         -            88,852(11)
Aviation Services Division    1993     64,808       22,683

Robert L. Pevenstein          1995    216,000       82,500(3)       28,741(4)
Senior Vice President and     1994    211,587       57,764(6)       20,365
Chief Financial Officer       1993    206,301         -             10,479

Richard H. Lange              1995    200,000       82,000(3)       29,017(4)
Senior Vice President,        1994    195,750       47,104(6)       22,411
General Counsel and Secretary 1993    188,414         -              2,493

Ronald W. Frederick (12)      1995    179,502       56,543          19,778(4)
Vice President,               1994    156,538       49,309           5,000
Manufacturing                 1993     49,042       88,000            -

Gerald M. Czarnecki (13)      1995    329,621         -            428,518(14)
President and                 1994     93,750(16)     -             13,214
Chief Operating Officer       1993       -            -               -

                                     Long Term Compensation
                                     ----------------------
                                    Restricted     Stock
                                   Stock Awards    Option       All Other
                              Year    ($)(2)      Awards($)     Compensation($)
                              ----   --------     ---------     ---------------
Dan A. Colussy,               1995   $436,526     $      0        $24,923(5)
Chairman, President and       1994    702,000            0         24,923(5)
Chief Executive Officer       1993    303,000            0         29,634(7)

John H. Moellering (8)        1995     45,450       30,000          9,000(10)
Executive Vice President,     1994     48,750       60,000          9,000(10)
Aviation Services Division    1993       -          20,000           -

Robert L. Pevenstein          1995     64,687            0           9,000(10)
Senior Vice President and     1994     48,750            0           9,000(10)
Chief Financial Officer       1993     30,300            0          12,378(10)

Richard H. Lange              1995     45,450            0           9,000(10)
Senior Vice President,        1994     48,750            0           9,000(10)
General Counsel and Secretary 1993     30,300            0          11,305(10)

Ronald W. Frederick (12)      1995       -          40,000           9,000(10)
Vice President,               1994       -               0           9,000(10)
Manufacturing                 1993       -          10,000            -

Gerald M. Czarnecki (13)      1995       -               0         997,408(15)
President and                 1994       -         300,000            -
Chief Operating Officer       1993       -               0            -

- -----

(1) The Company also provides certain perquisites and other personal benefits. Except as noted, the aggregate dollar cost to the Company of the perquisites and other personal benefits in each of the represented years did not exceed the lesser of $50,000 or 10% of the amount reflected in the Salary and Bonus columns for any of the named executive officers.

(2) As of December 31, 1995, Messrs. Colussy, Moellering, Pevenstein and Lange held 274,034, 12,500, 22,500 and 22,500 shares of restricted stock having a value of $1,644,204, $75,000, $135,000 and $135,000, respectively, based upon a $6.00 per share closing price of the Company's Common Stock as reported on the New York Stock Exchange as of December 29, 1995, the last trading day of the fiscal year. Dividends are paid on all restricted shares to the same extent as any other shares of the Company's Common Stock. In connection with the awards of restricted stock in 1995 and 1994, each of the named executive officers canceled an equal number of stock options without compensation.

(3) In December 1995, the Compensation Committee authorized payment of special awards to certain executive officers and key employees of the Company in recognition of their exceptional performance during 1995 related to the sale of the Company's Naval Products property in Connecticut for the total amount of $28.4 million. These awards, which included $150,000 payable to Mr. Colussy and $75,000 to each of Messrs. Pevenstein and Lange, were not part of the Incentive Compensation Plan of the Company.

(4) Includes contributions paid directly to the employee that would have been included in the Company's contributions in 1994 and 1995 to the Company's 401(k) Retirement Income Savings Plan, but for limitations imposed pursuant to the 1993 Tax Act.

(5) Includes Company contributions under the Company's 401(k) Retirement Income Savings Plan of $9,000 and an insurance premium of $15,923 paid by the Company in respect of life insurance coverage for the benefit of Mr. Colussy.

(6) In July 1994, the Compensation Committee authorized payment of special awards to certain executive officers and key employees of the Company in recognition of their exceptional performance during 1993 on specific projects that were of major benefit to the Company. These awards were not part of the Incentive Compensation Plan of the Company, under which no bonuses were earned in respect of 1993.

(7) Includes Company contributions under the Company's 401(k) Retirement Income Savings Plan of $13,711 and an insurance premium of $15,923 paid by the Company in respect of life insurance coverage for the benefit of Mr. Colussy.

(8)   Mr. Moellering joined the Company in 1993.
(9) Includes bonus paid in April 1995 in the amount of $85,000, which related to his performance in 1994, but was paid subsequent to the filing of the Proxy Statement in 1995.

(10) Company contribution under the Company's 401(k) Retirement Income Savings Plan.
(11)  Includes reimbursement of relocation costs of $38,767.
(12)  Mr. Frederick joined the Company in 1993.

(13) Mr. Czarnecki joined the Company in 1994 and his employment with the Company terminated effective October 27, 1995.

(14) Includes reimbursement for relocation costs of $408,993, which includes a component of federal and state income tax gross-up.

(15) Includes Company contribution under the Company's 401(k) Retirement Income Savings Plan of $9,000 and the following sums paid or payable in connection with the termination of Mr. Czarnecki's employment:
      $743,408 paid in November 1995, $225,000 paid in January 1996 and $5,000 paid or payable in January and July of 1996 and 1997.

(16) Does not include $45,000 paid to Mr. Czarnecki in 1994 as consulting fees prior to his employment by the Company.

STOCK OPTION GRANTS IN THE LAST FISCAL YEAR

      The following table sets forth certain information with respect to grants made by the Company of stock options to the named executive officers of the Company pursuant to the Company's stock option plans during the last fiscal year.

                    Number of
                   Securities  % of Total
                   Underlying   Options     Exercise
                     Options   Granted to   or Base
                     Granted  Employees in   Price   Expiration
      Name              (#)    Fiscal Year   ($/Sh)     Date      5%($)     10%($)
- --------------------  ------   -----------   -----   ----------  --------  --------
Dan. A. Colussy            0
John H. Moellering    30,000(1)    20%       $5.31   10-27-2005   $100,200   $253,800
Robert L. Pevenstein       0
Richard H. Lange           0
Ronald W. Frederick   40,000       27%       $5.31   10-27-2005   $133,600   $338,400
Gerald R. Czarnecki        0
- ------

(1) Of each stock option grant, 20% becomes exercisable in five annual installments on the first day of each year following the date of grant.

AGGREGATE STOCK OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END OPTION VALUE

      The following table sets forth, on an aggregate basis, certain information concerning each exercise of stock options during the last fiscal year by each of the named executive officers, and the fiscal year-end value of unexercised stock options.

                                                    Number of         Value of Unexercised
                                               Unexercised Options    In-the-Money Options
                                                    FY-End(#)             FY-End($)
              Shares Acquired                      Exercisable/          Exercisable/
Name          on Exercise(#)  Value Realized($)   Unexercisable          Unexercisable
- ------------- --------------- ----------------- -------------------   --------------------
Dan A. Colussy        *               *                522,000/0              $933,588/0
John H. Moellering    *               *            22,000/80,500             600/$22,650
Robert L. Pevenstein  *               *            140,125/9,875        $212,515/$15,405
Richard H. Lange      *               *                 66,500/0              $103,096/0
Ronald L. Frederick   *               *             4,000/50,000               0/$27,600
Gerald M. Czarnecki   *               *                 60,000/0                     0/0
- ------

*None of the named executive officers exercised stock options during 1995.

DEFINED BENEFIT PLANS - PENSION PLAN TABLE

      The Company has a non-tax-qualified Supplemental Executive Retirement Plan for Key Employees (the "Supplemental Retirement Plan"), adopted as of December 22, 1983 for the purpose of attracting experienced executives to the Company, who typically must give up retirement benefits in leaving their employment to join the Company. The following table sets forth examples of the annual benefits payable under the Company's Supplemental Retirement Plan upon retirement for certain specified levels of final average base compensation and years of service.

                                      Years of Service
                                      ----------------
    Final Average
  Base Compensation         4           6           8          10
  -----------------     --------    --------    --------    --------
      $200,000          $ 48,000    $ 72,000    $ 96,000    $120,000
       300,000            72,000     108,000     144,000     180,000
       400,000            96,000     144,000     192,000     240,000
       600,000           144,000     216,000     288,000     360,000
       800,000           192,000     288,000     384,000     480,000

      Benefits under the Supplemental Retirement Plan are payable in monthly installments, equal to 60% of the person's final average base compensation multiplied by a ratio equal to one-tenth of the participant's years of service, provided, however, that no participant shall receive more than 10 years of service and such ratio shall equal zero until a participant completes two years of service. Final average base compensation is defined as the average of the employee's annual base salary (as set forth in the salary column of the Summary Compensation Table above) for the three calendar years that produce the highest annual rate of base salary out of the ten calendar years prior to termination of employment or retirement. Benefit payments are not subject to any offset for Social Security benefits.
Benefits become payable upon a participant's attaining age 65, or upon a participant's death, in which event benefits are paid to the surviving spouse, if any. However, at a participant's election, a reduced level of benefits may become payable upon a termination of employment for a reason other than cause after attaining age 55. Upon a change in control of the Company, as defined, the Company must purchase and distribute to each participant an annuity sufficient to provide the participant's accrued and vested benefit as of the date of such change. The Supplemental Retirement Plan is financed through life insurance, with the intent of realizing recovery by the Company of plan payments and related costs. Messrs. Colussy, Pevenstein, Lange and Moellering are each participants under the Supplemental Retirement Plan. As of March 1, 1996, Mr. Colussy was fully vested under the plan and Messrs. Pevenstein, Lange and Moellering were credited with 8.4, 8.6 and .7 years of service, respectively.

EMPLOYMENT CONTRACTS AND OTHER TRANSACTIONS

      Dan A. Colussy, Chairman and Chief Executive Officer of the Company, is serving under an employment agreement, the term of which was automatically extended for two successive one-year terms. In the event of his disability, Mr. Colussy will be entitled to an annual disability benefit of $150,000 until age 65. The Company is required to provide Mr. Colussy life insurance coverage of $1,000,000 at the Company's expense.

      Mr. Colussy's employment agreement provides for varying severance benefits, including base salary, additional service credit, coverage under employee benefit plans for a minimum of three years, vesting of stock options and restricted stock awards, and some relocation expenses, upon certain events of termination of employment, such as termination after a change in control or election by the Company not to renew Mr. Colussy's employment agreement at a renewal date prior to Mr. Colussy's 65th birthday.

      The Company has also entered into agreements with certain key employees, including Messrs. Bonasia, Pevenstein, Lange and Moellering providing benefits for a period of three years following a change in control of the Company as defined in the agreements, including continued employment for a specified period and vesting of stock options and restricted stock awards. In addition, these agreements provide the employee an election to terminate his employment up to one year after a change in control, which will result in a continuation of salary and benefits for two years following the date of such termination.

      In connection with the termination of Mr. Czarnecki's employment in October, 1995, the Company and Mr. Czarnecki entered into a severance agreement pursuant to which the Company made a lump sum payment of $743,408 (equal to base salary through September 1997) in November 1995 and a payment of $225,000 (representing a bonus amount) in February of 1996 to Mr. Czarnecki. In addition, under the severance arrangement, he was granted the right to exercise stock options that were vested for 90 days after October 27, 1995.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of December 31, 1995, concerning those persons known to the Company to be the beneficial owners of more than 5% of the issued and outstanding Common Stock of the Company.

Name and Address of           Number of Shares
Beneficial Owner (1)          Beneficially Owned          Percentage of Class
- --------------------          ------------------          -------------------
Heartland Advisors, Inc. (2)
790 North Milwaukee Street
Milwaukee, Wisconsin 53202        1,991,100(3)                   10.8%(4)

Heartland Group, Inc. (5)
790 North Milwaukee Street
Milwaukee, Wisconsin 53202        1,100,000(6)                    6.8%

The Prudential Insurance
 Company of America(7)
751 Broad Street
Newark, New Jersey 07102          1,065,487(8)                    5.8%

Dan A. Colussy
c/o UNC Incorporated
175 Admiral Cochrane Dr.
Annapolis, MD  21401                977,780(9)                       5.3%
- ------------------------

(1) The information set forth above with respect to Heartland Advisors and Heartland Group was provided to the Company in the beneficial owner's
      Schedule 13G dated December 8, 1995. The information set forth above with respect to The Prudential Insurance Company of America was provided to the Company in the beneficial owner's Schedule 13G dated February 14, 1996.

(2) Reporting as an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E) in respect of shares beneficially owned by its clients.

(3) Sole investment power in respect of all shares and sole voting power in respect of 151,000 shares.

(4)   Of which 6.8% is also held by Heartland Group.

(5) Reporting as an investment company in accordance with Rule 13-1(b)(1)(ii)(D) in respect of shares beneficially owned by its clients.

(6)   Sole voting power only in respect of all shares.

(7) Reporting as a broker or dealer, an investment company and an investment advisor in accordance with Rule 13(d)-1(b)(1)(ii)(A),(D) and
      (E) in respect of shares beneficially owned by its clients.

(8)   Sole voting and investment power in respect of 724,800 shares.

(9) Includes 522,000 shares with respect to which Mr. Colussy, as of March 1, 1996, has the right to acquire ownership upon exercise of outstanding stock options within 60 days, 274,034 shares of restricted stock, 128,500 shares owned by Mr. Colussy's spouse and 3,246 shares that Mr. Colussy has the right to acquire within 60 days upon exercise of conversion rights relating to the Company's Convertible Debentures.


                  OWNERSHIP OF COMMON STOCK BY MANAGEMENT

      The following table sets forth the beneficial ownership, as of April 1, 1996, of Common Stock by each of the directors and nominees for director, each of the executive officers named in the Summary Compensation Table, and all directors and executive officers as a group, as reported by such persons. Unless otherwise indicated in a footnote to the table, the director, nominee or executive officer held sole voting and investment power over the shares.

                              Number of Shares
Name                          Beneficially Owned          Percentage of Class
- --------------------          ------------------          -------------------
Berl Bernhard                         8,000                       *
Beverly B. Byron                      5,000                       *
John K. Castle                       30,000                       *
Dan A. Colussy (1)(2)               977,780                      5.3%
Gerald M. Czarnecki (1)                 200                       *
Ronald W. Frederick (1)              12,800                       *
William C. Hittinger                  4,100                       *
James L. Holloway, III                2,000                       *
Richard H. Lange (1)                101,256                       *
George V. McGowan                     2,000                       *
John H. Moellering (1)               71,300                       *
Jack Moseley                         10,000                       *
Robert L. Pevenstein (1)(3)         204,550                       *
Lawrence A. Skantze (4)              20,000                       *
All directors and executive
 officers as a group (19
 persons) (1)                     1,643,957                      8.9%
- ------

*Less than 1%

(1) The number of shares stated as "beneficially owned" by executive officers includes shares with respect to which such executive officers, as of April 1, 1996, have the right to acquire beneficial ownership within 60 days (a) upon the exercise of outstanding options, if such options are exercised, as follows: Mr. Colussy, 522,000; Mr. Moellering, 45,000; Mr. Frederick, 14,000; Mr. Pevenstein, 150,000; Mr. Lange, 66,500; and all directors and executive officers as a group, exclusive of the foregoing, 314,112; and (b) upon exercise of conversion rights relating to the Company's Convertible Debentures, as follows; Mr. Colussy, 3,246; and Mr. Pevenstein, 4,550.

(2) The number of shares shown as beneficially owned by Mr. Colussy includes 128,500 shares owned by his spouse, and 274,034 shares of restricted stock.

(3) The number of shares shown as beneficially owned by Mr. Pevenstein includes 28,798 shares owned jointly with his spouse and 1,558 shares held as custodian for his minor children.

(4) The number of shares shown as beneficially owned by Mr. Skantze includes 16,000 shares owned jointly with his spouse.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Knapp, an executive officer of the Company, is indebted to the Company in the amount of $124,000, as of March, 1996, pursuant to a loan which bears interest at the annual rate of 10%. The proceeds of the loan were used to facilitate the purchase of a home in connection with his relocation to the Annapolis area.

                                SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNC INCORPORATED



April 26, 1996                            By:  /s/ Robert L. Pevenstein
                                               Robert L. Pevenstein
                                               Senior Vice President
                                               and Chief Financial Officer
                                               (principal financial and
                                               accounting officer)