Form 10-Q
period 1996-03-31
UNC INC
filed 1996-05-15
CIK 276104

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Period ended March 31, 1996



                        Commission File Number 1-7795

                              UNC INCORPORATED

           (Exact name of registrant as specified in its charter)


           Delaware                                  54-1078297

(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

  175 Admiral Cochrane Drive
        Annapolis, MD                                  21401
(Address of principal executive                      (Zip Code)
 offices)


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

                           _X_ Yes          ___ No

Number of shares of Common Stock, par $0.20, outstanding as of May 7, 1996:
17,808,981 (excluding 700,000 treasury shares held by a subsidiary).

                     UNC Incorporated, and Subsidiaries

                                    INDEX

                                                                  Page No.
                                                                  --------
Part I.  Financial Information

Consolidated Statements of Earnings
   Three Months Ended March 31, 1996 and 1995

Consolidated Balance Sheets
   March 31, 1996 and December 31, 1995

Consolidated Statements of Cash Flows
   Three Months Ended March 31, 1996 and 1995

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial
   Condition and Results of Operations


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature Page

Exhibit Index

                      UNC Incorporated and Subsidiaries
                     Consolidated Statements of Earnings
              (Dollars in thousands, except per share amounts)

                                                      Three Months Ended
                                                           March 31
                                                ---------------------------
                                                   1996              1995
                                                ---------         ---------
Sales and operating revenues                    $ 141,509         $ 125,703

Costs and expenses:
  Cost and operating expenses                     120,936           106,385
  Selling, general and
    administrative expenses                        14,708            14,085
                                                ---------         ---------
                                                  135,644           120,470
                                                ---------         ---------
Operating income                                    5,865             5,233

Other income (expense):
  Interest expense                                 (4,864)           (5,138)
  Other                                              (324)              (20)
                                                ---------         ---------
                                                   (5,188)           (5,158)
                                                ---------         ---------
Earnings before income taxes                          677                75
Income tax provision                                 (203)              (26)
                                                ---------         ---------
Net Earnings                                    $     474         $      49
                                                =========         =========
Net earnings per share                          $     .03         $
                                                =========         =========
/TABLE

                      UNC Incorporated and Subsidiaries
                         Consolidated Balance Sheets
                           (Dollars in thousands)

                                                   March 31,     December 31,
                                                      1996           1995
                                                   ---------      ---------
Assets
- ------
Current assets:
  Cash                                             $   2,129      $   1,671
  Accounts receivable, less allowance for
    doubtful accounts of $3,363 and $3,186,
    respectively                                     108,916        102,462
  Unbilled costs and accrued profits on
    contracts in progress                             10,385         11,128
  Inventories                                        100,664         91,130
  Assets held for sale                                 4,858          5,099
  Other                                                9,715         10,156
                                                   ---------      ---------
    Total current assets                             236,667        221,646
                                                   ---------      ---------
Assets held for sale - noncurrent                     12,243         12,796

Property, plant and equipment, at cost                84,824         82,449
Less accumulated depreciation                         35,862         34,381
                                                   ---------      ---------
    Net property, plant and equipment                 48,962         48,068

Cost in excess of net assets of acquired
  companies, less accumulated amortization of
  $29,371 and $28,175, respectively.                 135,101        136,298
Other assets                                          28,579         27,453
                                                   ---------      ---------
    Total assets                                   $ 461,552      $ 446,261
                                                   =========      =========

                      UNC Incorporated and Subsidiaries
                         Consolidated Balance Sheets
                           (Dollars in thousands)

                                                   March 31,     December 31,
                                                      1996           1995
                                                   ---------      ---------
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt                $   5,317      $   1,748
  Accounts payable                                    40,135         39,614
  Income taxes                                         1,412          1,392
  Accruals and other current liabilities              57,280         54,794
                                                   ---------      ---------
    Total current liabilities                        104,144         97,548

Long-term debt, less current portion:
  Revolving Senior Bank Debt, interest rate
   at March 31, 1996, 8.38% due 2000                  52,722         37,181
  9 1/8% Senior Notes due 2003                       100,000        100,000
  7 1/2% Convertible Subordinated Debentures
    due 2006                                          60,600         64,800
  Other                                                1,235          1,352
                                                   ---------      ---------
Total long-term debt, less current portion           214,557        203,333
                                                   ---------      ---------
Other noncurrent liabilities                          41,450         45,228
                                                   ---------      ---------
    Total liabilities                                360,151        346,109

Shareholders' equity:
Series preferred stock, par value $1.00 per share;
  Authorized 12,000,000 shares; 250,000 designated
  Series A Junior Participating Preferred Stock,
  none issued
Common stock, par value $0.20 per share; authorized
  50,000,000 shares; issued 18,499,868 and
  18,393,868 shares, respectively                      3,700          3,679
Additional paid-in capital                           124,344        123,717
Retained earnings (deficit)                          (14,976)       (15,450)
                                                   ---------      ---------
                                                     113,068        111,946
Less:
  Treasury stock, at cost (700,000 shares)             8,750          8,750
  Minimum pension liability adjustment                 1,801          1,801
  Unearned compensation-restricted stock               1,116          1,243
                                                   ---------      ---------
    Total shareholders' equity                       101,401        100,152
                                                   ---------      ---------
    Total liabilities and shareholders' equity     $ 461,552      $ 446,261
                                                   =========      =========
/TABLE

                             UNC Incorporated and Subsidiaries
                           Consolidated Statements of Cash Flows
                                  (Dollars in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                         1996           1995
                                                      ---------      ---------
Cash flows from operating activities:
  Net earnings                                        $     474      $      49
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation and amortization                         3,223          3,090
    Provision for losses on accounts receivable             265            289
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable         (6,719)         5,639
      Decrease in unbilled costs & accrued
       profits on contracts in progress                     743            564
      (Increase) in inventories                          (9,534)        (1,682)
      Decrease in other current assets                      441            121
      (Increase) in other noncurrent assets              (1,639)        (1,287)
      Increase (decrease) in accounts payable               521        (14,044)
      (Decrease) in accruals and other current
       liabilities                                          (58)        (5,692)
      Increase in income taxes payable                       20             26
      Increase (decrease) in other noncurrent
       liabilities                                            4            (79)
      (Decrease) in discontinued operations
       liabilities                                       (1,238)        (1,114)
                                                      ---------      ---------
      Total adjustments                                 (13,971)       (14,169)
                                                      ---------      ---------
      Net cash provided (used) by operating
       activities                                       (13,497)       (14,120)
                                                      ---------      ---------

                             UNC Incorporated and Subsidiaries
                           Consolidated Statements of Cash Flows
                                  (Dollars in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                         1996           1995
                                                      ---------      ---------
Cash flows from investing activities:
  Net proceeds from sale of assets                          740          5,953
  Additions to property, plant and equipment             (2,226)        (1,259)
                                                      ---------      ---------
      Net cash provided (used) by investing
       activities                                        (1,486)         4,694
                                                      ---------      ---------
Cash flows from financing activities:
  Additions to debt                                     156,277         52,000
  Reductions in debt                                   (141,484)       (43,958)
  Other transactions                                        648             65
                                                      ---------      ---------
      Net cash provided (used) by financing
       activities                                        15,441          8,107
                                                      ---------      ---------
  Net increase (decrease) in cash                           458         (1,319)
  Cash at beginning of year                               1,671          2,619
                                                      ---------      ---------
  Cash at end of period                               $   2,129      $   1,300
                                                      =========      =========
/TABLE

                      UNC Incorporated and Subsidiaries
                 Notes to Consolidated Financial Statements

1. The accompanying financial statements, which should be read in conjunction with the Consolidated Financial Statements included in the Annual Report filed on Form 10-K for the year ended December 31, 1995, are unaudited. The statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. It is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included. Results of interim periods are not necessarily indicative of results to be expected for the full year.

2.    Inventories at March 31, 1996 and December 31, 1995:

                  (Dollars in thousands)
                                                        1996           1995
                                                      --------       --------
      Component parts and materials                   $ 75,448       $ 70,317
      Work in process                                   20,560         17,436
      Supplies                                           4,656          3,377
                                                      --------       --------
                                                      $100,664       $ 91,130
                                                      ========       ========

3. Net sales of tangible products in the quarter ended March 31, 1996 amounted to $85.5 million and cost and operating expenses related to tangible goods sold amounted to $68.2 million.

4. In July 1993, the Company issued $100 million principal amount of 9-1/8% Senior Notes due 2003. The notes are guaranteed by the Company's domestic operating subsidiaries in the manner described below. The combined guarantors are jointly and severally liable under the subsidiary guarantees.

      The Company's obligations under the Notes are unconditionally guaranteed by each of the Company's domestic operating subsidiaries (the "Guarantees"). Each Guarantee is a senior unsecured obligation of the domestic operating subsidiary providing such Guarantee and ranks pari passu with all senior unsecured indebtedness of such subsidiary. The domestic operating subsidiaries also have guaranteed the indebtedness outstanding under the Company's revolving credit facility (the "Subsidiary Bank Guarantees"). The Subsidiary Bank Guarantees are collateralized, in general, by the accounts receivable and inventory of the domestic operating subsidiaries and therefore effectively rank senior to the Guarantees. The Guarantees are in effect only for as long as the Subsidiary Bank Guarantees remain in effect. If the Guarantees are terminated the Notes will be obligations solely of the Company and will be effectively subordinated to all existing and future indebtedness of the subsidiaries.

      The following condensed consolidating information presents:

      (1) Condensed financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 of (a) the Company on a parent company only basis (Parent Company), the Combined Guarantors, and (c) the Company on a consolidated basis.

      (2) The Parent Company with its investments in subsidiaries accounted for on the equity method.

      (3) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                                       UNC INCORPORATED
                             Condensed Consolidating Balance Sheet
                                        March 31, 1996
                                    (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Assets
- ------
Current assets:
  Cash                                    $    176   $  1,953                     $   2,129
  Accounts receivable, net                     385    108,531                       108,916
  Unbilled costs and accrued
    profits on contracts in progress                   10,385                        10,385
  Inventories                                         100,664                       100,664
  Assets held for sale                         114      4,744                         4,858
  Other                                      1,005      8,710                         9,715
                                          --------   --------                     ---------
    Total current assets                     1,680    234,987                       236,667
                                          --------   --------                     ---------
Assets held for sale-noncurrent              1,223     11,020                        12,243
Property, plant & equipment, net               649     48,313                        48,962
Cost in excess of net assets
  of acquired companies, net                          135,101                       135,101
Other noncurrent assets                     10,156     18,423                        28,579
Investments in and advances
  to subsidiaries                          352,284                  $(352,284)
                                          --------   --------       ---------     ---------
    Total assets                          $365,992   $447,844       $(352,284)    $ 461,552
                                          ========   ========       =========     =========

                                       UNC INCORPORATED
                             Condensed Consolidating Balance Sheet
                                        March 31, 1996
                                    (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt       $  5,200   $    117                     $   5,317
  Accounts payable                             882     39,253                        40,135
  Accruals and other current liabilities    21,553     37,139                        58,692
                                          --------   --------                     ---------
    Total current liabilities               27,635     76,509                       104,144
                                          --------   --------                     ---------
Long-term debt                             214,322        235                       214,557
Other noncurrent liabilities                13,884     27,566                        41,450
                                          --------   --------                     ---------
    Total liabilities                      255,841    104,310                       360,151
                                          --------   --------                     ---------
Common stock and additional paid
  in capital                               128,044                                  128,044
Retained earnings (deficit)                (14,976)                                 (14,976)
Equity of subsidiaries and
  advances of parent                                  352,284       $(352,284)
                                          --------   --------       ---------     ---------
                                           113,068    352,284        (352,284)      113,068
Less:
  Treasury stock, at cost                               8,750                         8,750
  Minimum pension liability adjustment       1,801                                    1,801
  Unearned compensation-restricted
   stock                                     1,116                                    1,116
                                          --------   --------       ---------     ---------
    Total shareholders' equity             110,151    343,534        (352,284)      101,401
                                          --------   --------       ---------     ---------
    Total liabilities and
     shareholders' equity                 $365,992   $447,844       $(352,284)    $ 461,552
                                          ========   ========       =========     =========
/TABLE
                                       UNC INCORPORATED
                             Condensed Consolidating Balance Sheet
                                       December 31, 1995
                                    (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Assets
- ------
Current assets:
  Cash                                    $    123   $  1,548                     $   1,671
  Accounts receivable, net                     410    102,052                       102,462
  Unbilled costs and accrued
    profits on contracts in progress                   11,128                        11,128
  Inventories                                          91,130                        91,130
  Assets held for sale                         114      4,985                         5,099
  Other                                      1,125      9,031                        10,156
                                          --------   --------                     ---------
    Total current assets                     1,772    219,874                       221,646
                                          --------   --------                     ---------
Assets held for sale noncurrent              2,834      9,962                        12,796
Property, plant & equipment, net               706     47,362                        48,068
Cost in excess of net assets
  of acquired companies, net                          136,298                       136,298
Other noncurrent assets                      9,748     17,705                        27,453
Investments in and advances
  to subsidiaries                          343,366                  $(343,366)
                                          --------   --------       ---------     ---------
    Total assets                          $358,426   $431,201       $(343,366)    $ 446,261
                                          ========   ========       =========     =========

                                       UNC INCORPORATED
                             Condensed Consolidating Balance Sheet
                                       December 31, 1995
                                    (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt       $  1,631   $    117                     $   1,748
  Accounts payable                           2,784     36,830                        39,614
  Accruals and other current liabilities    21,253     34,933                        56,186
                                          --------   --------                     ---------
    Total current liabilities               25,668     71,880                        97,548
                                          --------   --------                     ---------
Long-term debt                             202,981        352                       203,333
Other noncurrent liabilities                20,875     24,353                        45,228
                                          --------   --------                     ---------
    Total liabilities                      249,524     96,585                       346,109
                                          --------   --------                     ---------
Common stock and additional paid
  in capital                               127,396                                  127,396
Retained earnings (deficit)                (15,450)                                 (15,450)
Equity of subsidiaries and
  advances of parent                                  343,366       $(343,366)
                                          --------   --------       ---------     ---------
                                           111,946    343,366        (343,366)      111,946
Less:
  Treasury stock, at cost                               8,750                         8,750
  Minimum pension liability adjustment       1,801                                    1,801
  Unearned compensation-restricted
   stock                                     1,243                                    1,243
                                          --------   --------       ---------     ---------
    Total shareholders' equity             108,902    334,616        (343,366)      100,152
                                          --------   --------       ---------     ---------
    Total liabilities and
     shareholders' equity                 $358,426   $431,201       $(343,366)    $ 446,261
                                          ========   ========       =========     =========
/TABLE

                                       UNC INCORPORATED
                         Condensed Consolidating Statement of Earnings
                               Three Months Ended March 31, 1996
                                    (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Sales and operating revenues              $          $ 141,509                   $ 141,509

Costs and expenses
  Costs and operating expenses                         120,936                     120,936
  Selling, general and
    administrative expenses                   3,319     11,389                      14,708
  Allocated expenses                         (1,251)     1,251
                                          ---------  ---------                   ---------
                                              2,068    133,576                     135,644
                                          ---------  ---------                   ---------
Operating income                             (2,068)     7,933                       5,865

Other income (expense)
  Interest expense                           (4,855)        (9)                     (4,864)
  Other                                        (333)         9                        (324)
  Equity in income of
    subsidiaries                              5,553                $  (5,553)
                                          ---------  ---------     ---------     ---------
                                                365                   (5,553)       (5,188)
                                          ---------  ---------     ---------     ---------
Earnings (loss) before income taxes          (1,703)     7,933        (5,553)          677
Income tax benefit (provision)                2,177     (2,380)                       (203)
                                          ---------  ---------     ---------     ---------
Net earnings                              $     474  $   5,553     $  (5,553)    $     474
                                          =========  =========     =========     =========
/TABLE

                                       UNC INCORPORATED
                         Condensed Consolidating Statement of Earnings
                               Three Months Ended March 31, 1995
                                    (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Sales and operating revenues              $          $ 125,703                   $ 125,703
Costs and expenses
  Costs and operating expenses                         106,385                     106,385
  Selling, general and administrative
    expenses                                  3,273     10,812                      14,085
  Allocated expenses                         (1,107)     1,107
                                          ---------  ---------                   ---------
                                              2,166    118,304                     120,470
                                          ---------  ---------                   ---------
Operating income                             (2,166)     7,399                       5,233

Other income (expense)
  Interest expense                           (4,078)    (1,060)                     (5,138)
  Other                                           6        (26)                        (20)
  Equity in income of subsidiaries            4,103                $  (4,103)
                                          ---------  ---------     ---------     ---------
                                                 31     (1,086)       (4,103)       (5,158)
                                          ---------  ---------     ---------     ---------
Earnings before income taxes                 (2,135)     6,313        (4,103)           75
Income tax benefit (provision)                2,184     (2,210)                        (26)
                                          ---------  ---------     ---------     ---------
Net earnings                              $      49  $   4,103     $  (4,103)    $      49
                                          =========  =========     =========     =========

                                       UNC INCORPORATED
                        Condensed Consolidating Statement of Cash Flows
                               Three Months Ended March 31, 1996
                                    (Dollars in thousands)

                                          Parent       Combined
                                          Company     Guarantors      Consolidated
                                          -------     ----------      ------------
Net cash flow provided (used) by
  operations                              $ (12,161)  $  (1,336)      $ (13,497)
                                          ---------   ---------       ---------
Cash flows from investing activities:
  Net proceeds from sale of assets               48         692             740
  Additions to property, plant and
    equipment                                   (27)     (2,199)         (2,226)
  Net cash provided (used) by             ---------   ---------       ---------
   investing activities                          21      (1,507)         (1,486)
                                          ---------   ---------       ---------
Cash flows from financing activities:
  Additions to debt                         156,277                     156,277
  Reductions in debt                       (141,367)       (117)       (141,484)
  Other transactions, net                       648                         648
  Net cash transfers to (from) parent        (3,547)      3,547
    Net cash provided (used) by           ---------   ---------       ---------
     financing activities                    12,011       3,430          15,441
                                          ---------   ---------       ---------
Net decrease in cash                           (129)        587             458

Cash at beginning of year                       123       1,548           1,671
                                          ---------   ---------       ---------
Cash at end of period                     $      (6)  $   2,135       $   2,129
                                          =========   =========       =========
/TABLE

                                       UNC INCORPORATED
                        Condensed Consolidating Statement of Cash Flows
                               Three Months Ended March 31, 1995
                                    (Dollars in thousands)

                                          Parent       Combined
                                          Company     Guarantors      Consolidated
                                          -------     ----------      ------------
Net cash flow provided (used) by
  operations activities                   $  (9,463)  $  (4,657)      $ (14,120)
                                          ---------   ---------       ---------
Cash flows from investing activities:
  Net proceeds from sale of assets              865       5,088           5,953
  Additions to property, plant and
    equipment                                  (118)     (1,141)         (1,259)
    Net cash provided (used) by           ---------   ---------       ---------
     investing activities                       747       3,947           4,694
                                          ---------   ---------       ---------
Cash flows from financing activities:
  Additions to debt                          52,000                      52,000
  Reductions in debt                        (43,765)       (193)        (43,958)
  Other transactions, net                        65                          65
  Net cash transfers to (from) parent           851        (851)
    Net cash provided (used) by           ---------   ---------       ---------
     financing activities                     9,151      (1,044)          8,107
                                          ---------   ---------       ---------
Net increase (decrease) in cash                 435      (1,754)         (1,319)

Cash at beginning of year                     1,519       1,100           2,619
                                          ---------   ---------       ---------
Cash at end of period                     $   1,954   $    (654)      $   1,300
                                          =========   =========       =========
/TABLE

                      UNC Incorporated and Subsidiaries
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Overview

The Company's operations are conducted in one business segment which includes: the overhaul of aircraft engines, industrial gas turbine engines and aircraft accessories, the manufacture and remanufacture of jet engine and aircraft components and the providing of maintenance and training, repair and logistical contract services.

Quarter Ended March 31, 1996 Compared with Quarter Ended March 31, 1995
- -----------------------------------------------------------------------
Revenues were $141.5 million in the 1996 quarter compared with $125.7 million in the 1995 quarter, an increase of $15.8 million (13%). Contributing to the higher revenues was an increase of $6.2 million in international revenues and increased activities on Aviation Services Division Contracts that were awarded towards the end of 1995. Operating income increased $0.6 million to $5.9 million principally due to increased volume.

Revenues for the Engine Overhaul Division in the 1996 quarter increased $2.5 million (8%) to $32.2 million. The higher revenues are due to an increase in small engine overhauls for both domestic and international customers and to increased overhaul and repair of industrial turbine engines. These increases were partially offset by a decrease in revenues from the sale of engine parts and accessory support for small gas turbine engines principally due to competitive conditions in the marketplace. Operating income in the first quarter of 1996 increased $0.2 million (7%) to $2.4 million principally due to higher volume.

Revenues of the Accessory Services Division in the 1996 quarter decreased $2.8 million (23%) to $9.5 million due to lower volume on domestic business which was partially offset by a moderate increase in international revenues. Operating income in the 1996 quarter decreased $1.1 million (92%) to $0.1 million due to lower volume.

The Company's Manufacturing Division revenues in the 1996 quarter increased $2.9 million (12%) to $27.6 million compared with the 1995 quarter. The increase in revenues is principally due to higher volume on U.S. government spares programs at the Company's Michigan components manufacturing facility and higher volume at other manufacturing facilities, principally due to activities on a Canadian contract awarded late in 1995 at the Aerostructures manufacturing facility in the State of Washington and an increase in volume at UNC Artex from specialized repairs of engine gearboxes and cases for commercial airlines. These increases were partially offset by the loss of revenues attributable to the Company's chemical milled aircraft and engine component business, which was sold in June 1995. Operating income increased $1.3 million (55%) to $3.6 million principally due to higher volume.

Aviation Services Division revenues of $71.6 million increased $12.6 million (21%) in the 1996 quarter. The increase in the 1996 quarter is due in part to higher revenues generated on U.S. government contracts for pilot training and contract field teams services and activities on international contracts.

These increases in revenues were partially offset by a reduction in aircraft maintenance activities on U.S. government contracts. Operating income increased $0.1 million (7%) to $1.7 million in the 1996 quarter due to increased volume.

Revenues in the first quarter of 1996 of $0.6 million and operating income of $0.1 million were generated from the sale of aircraft parts by the Company's Trading Division which commenced parts sales activities in the second quarter of 1995.

Selling, general and administrative expenses in the 1996 quarter were $14.7 million or 10.4% of sales compared with $14.1 million or 11.2% of sales in the 1995 quarter. The increase in selling, general and administrative expenses in the 1996 quarter of $0.6 million is principally due to an increase in domestic sales and marketing activities and also includes an investment for increased international marketing efforts by the Company's international offices located in Singapore, The Netherlands and Miami, Florida, serving Latin America. International revenues increased $6.2 million (25%) to $30.7 million in the 1996 quarter.

Interest expense decreased $0.3 million in the 1996 quarter principally due to lower interest rates.

The effective income tax rate as a percent of earnings before income taxes was 30% and 35% for the three-month period ended March 31, 1996 and 1995, respectively. The decrease in the effective rate for 1996 compared with 1995 is due to the expected realization of certain deferred tax assets not previously realized.

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

Liquidity and Capital Resources
- -------------------------------
Net cash flows from operating activities used $13.5 million in the first quarter of 1996, which consisted of $4.0 million generated by earnings after adjusting for non-cash items, offset by a $14.6 million investment in additional working capital and $2.9 million related to changes in noncurrent assets and liabilities. Net cash flows from investing activities used $2.2 million for capital expenditures, which was partially funded by $0.7 million generated from the sale of assets identified in the restructuring program. Net cash provided by financing activities of $15.4 million includes a $14.8 million net increase in debt, which was used to finance the $15.0 million in net funds used by operating and investing activities.

Many of the Company's restructuring goals have been achieved since the program was implemented in June 1994. The Company has generated $48.6 million from the sale of assets, including $25.0 million from the sale of the Company's Connecticut property, $12.8 million from the sale of other under utilized property and equipment, $10.8 million from the sale of other assets, including its helicopter overhaul and refurbishing business in Ozark, Alabama and its chemical milled aircraft and engine component business in Weatherford, Texas. In addition, the Company has closed its JT8 engine overhaul facility in Burbank, California and consolidated the engine overhaul business at its facilities in Millville, New Jersey, and Miami, Florida. Two accessory services facilities in Long Island, New York, have also been consolidated. The disposal of these assets and consolidation of operations, along with implementation of productivity enhancements and staff reductions, have resulted in a reduced cost structure for the Company.

In addition to the cash described above, since June 30, 1994 the Company generated approximately $8.4 million of proceeds from the collection of certain disputed receivables and notes that were written down at the time of the restructuring in connection with efforts made by the Company to accelerate the collection of these troubled receivables and generate additional cash.

Since the restructuring program was implemented, the Company has incurred $17.2 million of cash expenditures against its restructuring accrual. These cash expenditures include employee severance and related costs of $2.5 million, $14.7 million of costs associated with the sale, closing and consolidations of businesses and operations, including $3.8 million of third-party costs associated with the shutdowns, consolidations and sales programs. The Company believes that the remaining restructuring accrual of $3.3 million should be adequate to complete the program.

Capital expenditures in the 1996 quarter amounted to $2.2 million compared with $1.3 million in the 1995 quarter. It is anticipated that capital expenditures for the full year 1996 will approximate $11 million, excluding the impact of the acquisition of Garrett Aviation Services (see below), and that expenditures for the balance of 1996 will be financed from internally generated funds, lease arrangements and, if necessary, revolving credit borrowings.

The Company's revolving credit agreement provides for a credit line through May 2000, with a borrowing capacity of up to $90 million, subject to borrowing base limitations as defined in the agreement and reduced by outstanding letters of credit. The Company's unused availability under the facility was $28.2 million at March 31, 1996. In January 1996 the Company purchased in the open market $0.6 million of the 7 1/2% Convertible Subordinated Debentures to satisfy the remaining balance of the March 1996 sinking fund requirement. The Company's debt-to-capitalization ratio at March 31, 1996, was 68.4% compared with 67.2% at December 31, 1995. At March 31, 1996, the Company's working capital was $132.5 million, with a current ratio of 2.3 to 1 compared with $124.1 million with a current ratio of 2.3 to 1 at December 31, 1995.

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

On January 15, 1996, the Company entered into an agreement to acquire substantially all of the assets and certain liabilities of Garrett Aviation Services ("Garrett"), a leading provider of aviation services in the business aviation aftermarket. The purchase price is approximately $145 million which the Company intends to finance through the issuance of $125 million of long-term senior subordinated notes and $25 million of 8.5% cumulative convertible Preferred Stock (see above). In addition, borrowings under the Company's Revolving Senior Bank Debt will be necessary to the extent the purchase price plus transaction costs exceeds the amount of funds generated from the issuance of the notes and Preferred Stock described above. As of February 23, 1996, the Company had received consent from the required majority of 9 1/8% Senior Notes holders to amend certain covenants in order to permit additional borrowings and amend the restrictions on the payment of cash dividends. The Company will pay the holders a fee of approximately $2.0 million for granting these consents if the acquisition is consummated.

                         PART 11 - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits                                          Description
- -------------                             ----------------------------------

Exhibit 11                                Computation of Earnings Per Common
                                          Share


(b)  Reports on Form 8-K
- ------------------------
On February 7, 1996, the Company filed a Form 8-K covering the announcement on February 5, 1996, that it had commenced a solicitation of consents with respect to certain amendments it proposes to make to the Indenture covering its 9 1/8% Senior Notes due 2003. The Company is soliciting the consents to the proposed amendments to, among other things, enable the Company to finance its previously announced acquisition of Garrett Aviation Services.

                      UNC Incorporated and Subsidiaries


                                  SIGNATURE


Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNC Incorporated




Date:  May 15, 1996                    By:/s/ Robert L. Pevenstein
                                          ------------------------
                                           Robert L. Pevenstein
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                      UNC Incorporated and Subsidiaries

                          SEQUENTIAL EXHIBIT INDEX


 Exhibit
Sequential
 Number                            Description                          Page
- --------          ---------------------------------------------      --------

Exhibit 11        Computation of Earnings Per Common Share

Exhibit 27        Financial Data Schedule (electronically filed)