Form 10-Q
period 1996-06-30
UNC INC
filed 1996-08-09
CIK 276104

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Period ended June 30, 1996



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


                           [X] Yes          [ ] No


Number of shares of Common Stock, par $0.20, outstanding as of August 5, 1996:
18,244,481 (excluding 486,500 treasury shares held by a subsidiary).

                     UNC Incorporated, and Subsidiaries

                                    INDEX

                                                            Page No.
                                                            --------
Part I.  Financial Information

Consolidated Statements of Earnings
   Six Months Ended June 30, 1996 and 1995                     1

Consolidated Balance Sheets
   June 30, 1996 and December 31, 1995                         2

Consolidated Statements of Cash Flows
   Six Months Ended June 30, 1996 and 1995                     3

Notes to Consolidated Financial Statements                     4

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                        15


Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security
         Holders                                              21

Item 6.  Exhibits and Reports on Form 8-K                     21

Signature Page                                                22

Exhibit Index                                                 23

                      UNC Incorporated and Subsidiaries
                     Consolidated Statements of Earnings
              (Dollars in thousands, except per share amounts)
                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                 1996        1995        1996        1995
                              ---------   ---------   ---------   ---------
Sales and operating revenues  $ 181,292   $ 131,342   $ 322,801   $ 257,045

Costs and expenses:
  Cost and operating expenses   155,028     111,614     275,964     217,999
  Selling, general and
    administrative expenses      17,497      13,363      32,205      27,448
                              ---------   ---------   ---------   ---------
                                172,525     124,977     308,169     245,447
                              ---------   ---------   ---------   ---------
Operating income                  8,767       6,365      14,632      11,598

Other income (expense):
  Interest expense               (6,281)     (5,085)    (11,145)    (10,223)
  Other                            (413)        196        (737)        176
                              ---------   ---------   ---------   ---------
                                 (6,694)     (4,889)    (11,882)    (10,047)

Earnings before income taxes      2,073       1,476       2,750       1,551
Income tax provision                622         517         825         543
                              ---------   ---------   ---------   ---------
Net Earnings                      1,451         959       1,925       1,008

Preferred dividends                 187                     187
                              ---------   ---------   ---------   ---------
Net earnings applicable
 to common stock              $   1,264   $     959   $   1,738   $   1,008
                              =========   =========   =========   =========
Earnings per common share     $     .07   $     .05   $     .10   $     .05
                              =========   =========   =========   =========


                      UNC Incorporated and Subsidiaries
                         Consolidated Balance Sheets
                           (Dollars in thousands)
                                                    June 30,     December 31,
                                                      1996           1995
                                                   ---------      ---------
Assets
- ------
Current assets:
  Cash                                             $  11,755      $   1,671
  Accounts receivable, less allowance for
    doubtful accounts of $4,531 and $3,186,
    respectively                                     150,066        102,462
  Unbilled costs and accrued profits on
    contracts in progress                              8,928         11,128
  Inventories                                        121,573         91,130
  Assets held for sale                                 4,766          5,099
  Other                                               11,121         10,156
                                                   ---------      ---------
    Total current assets                             308,209        221,646
                                                   ---------      ---------
Assets held for sale - noncurrent                     12,004         12,796
Property, plant and equipment, at cost               125,555         82,449
Less accumulated depreciation                         37,396         34,381
                                                   ---------      ---------
    Net property, plant and equipment                 88,159         48,068
Cost in excess of net assets of acquired
  companies, less accumulated amortization of
  $30,866 and $28,175, respectively.                 234,419        136,298
Other assets                                          34,733         27,453
                                                   ---------      ---------
    Total assets                                   $ 677,524      $ 446,261
                                                   =========      =========

                      UNC Incorporated and Subsidiaries
                   Consolidated Balance Sheets (continued)
                           (Dollars in thousands)
                                                    June 30,     December 31,
                                                      1996           1995
                                                   ---------      ---------
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt                $   5,317      $   1,748
  Accounts payable                                    69,953         39,614
  Income taxes                                         1,485          1,392
  Accruals and other current liabilities              75,445         54,794
                                                   ---------      ---------
    Total current liabilities                        152,200         97,548
Long-term debt, less current portion:
  Revolving Senior Bank Debt, interest rate
   at June 30, 1996, 9.75% due 2000                   61,675         37,181
  9 1/8% Senior Notes due 2003                       100,000        100,000
  11% Senior Subordinated Notes due 2006             125,000
  7 1/2% Convertible Subordinated Debentures
    due 2006                                          60,600         64,800
  Other                                                6,670          1,352
                                                   ---------      ---------
Total long-term debt, less current portion           353,945        203,333
                                                   ---------      ---------
Other noncurrent liabilities                          40,137         45,228
                                                   ---------      ---------
    Total liabilities                                546,282        346,109

                      UNC Incorporated and Subsidiaries
                   Consolidated Balance Sheets (continued)
                           (Dollars in thousands)
                                                    June 30,     December 31,
                                                      1996           1995
                                                   ---------      ---------
Shareholders' equity:
Series preferred stock, par value $1.00 per share;
  Authorized 12,000,000 shares:
  Series A Junior Participating Preferred Stock,
    250,000 shares authorized, none issued
  Series B Senior Cumulative Preferred Stock,
    250,000 shares authorized and issued,
    $25,000,000 liquidation preference                   250
  Series C Senior Cumulative Preferred Stock,
    250,000 shares authorized, none issued
Common stock, par value $0.20 per share; authorized
  50,000,000 shares; issued 18,723,868 and
  18,393,868 shares, respectively                      3,745          3,679
Additional paid-in capital                           149,562        123,717
Retained earnings (deficit)                          (13,525)       (15,450)
                                                   ---------      ---------
                                                     140,032        111,946
Less:
  Treasury stock, at cost (486,500 and
   700,000 shares, respectively)                       5,143          8,750
  Minimum pension liability adjustment                 1,801          1,801
  Unearned compensation-restricted stock               1,846          1,243
                                                   ---------      ---------
    Total shareholders' equity                       131,242        100,152
                                                   ---------      ---------
    Total liabilities and shareholders' equity     $ 677,524      $ 446,261
                                                   =========      =========

                             UNC Incorporated and Subsidiaries
                           Consolidated Statements of Cash Flows
                                  (Dollars in thousands)
                                                           Six Months Ended
                                                               June 30,
                                                         1996           1995
                                                      ---------      ---------
Cash flows from operating activities:
  Net earnings                                        $   1,925      $   1,008
  Adjustments to reconcile net earnings to
    net cash provided (used) by operating activities:
    Depreciation and amortization                         7,270          6,258
    Provision for losses on accounts receivable             476            473
    Provision for deferred income taxes                     262            450
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable         (5,145)           600
      Decrease in unbilled costs & accrued
       profits on contracts in progress                   2,200          1,539
      (Increase) decrease in inventories                (11,298)         1,229
      (Increase) in other current assets                   (141)          (813)
      (Increase) in other noncurrent assets              (1,258)        (5,160)
      (Decrease) in accounts payable                     (8,213)       (12,267)
      Increase (decrease) in accruals and other current
       liabilities                                       11,139         (3,090)
      Increase in income taxes payable                       93            217
      Increase (decrease) in other noncurrent
       liabilities                                         (170)             3
      (Decrease) in discontinued operations
       liabilities                                       (2,377)        (2,732)
                                                      ---------      ---------
      Total adjustments                                  (7,162)       (13,293)
                                                      ---------      ---------
      Net cash provided (used) by operating
       activities                                        (5,237)       (12,285)
                                                      ---------      ---------
Cash flows from investing activities:
  Net proceeds from sale of assets                        1,490          6,834
  Additions to property, plant and equipment             (6,945)        (2,720)
  Acquisition of subsidiary                            (148,293)
                                                      ---------      ---------
      Net cash provided (used) by investing
       activities                                      (153,748)         4,114
                                                      ---------      ---------

                             UNC Incorporated and Subsidiaries
                     Consolidated Statements of Cash Flows (continued)
                                  (Dollars in thousands)
                                                           Six Months Ended
                                                               June 30,
                                                         1996           1995
                                                      ---------      ---------

Cash flows from financing activities:
  Additions to debt                                     333,545        139,676
  Reductions in debt                                   (309,785)      (132,573)
  Issuance of 11% Senior Subordinated Notes             125,000
  Issuance of Convertible Preferred Stock                25,000
  Payment of preferred stock dividend                      (187)
  Other                                                  (4,504)            65
                                                      ---------      ---------
      Net cash provided (used) by financing
       activities                                       169,069          7,168
                                                      ---------      ---------
  Net increase (decrease) in cash                        10,084         (1,003)

  Cash at beginning of year                               1,671          2,619
                                                      ---------      ---------
  Cash at end of period                               $  11,755      $   1,616
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

2.    Inventories at June 30, 1996 and December 31, 1995:

                                                      (Dollars in thousands)
                                                        1996           1995
                                                      --------       -------
      Component parts and materials                   $ 84,645       $ 70,317
      Work in process                                   32,283         17,436
      Supplies                                           4,645          3,377
                                                      --------       --------
                                                      $121,573       $ 91,130
                                                      ========       ========

3. Net sales of tangible products in the six-month period ended June 30, 1996 amounted to $210.7 million and cost and operating expenses related to tangible goods sold amounted to $171.7 million.

4. On May 30, 1996, the Company acquired substantially all of the assets and certain liabilities of Garrett Aviation Services ("Garrett"), a leading provider of aviation services in the business aviation aftermarket. The purchase price of approximately $145 million was paid in cash. The financing of the acquisition was accomplished through the issuance of $125 million in 11% Senior Subordinated Notes due 2006 and $25 million in Convertible 8.5% Preferred Stock. In addition, borrowings were made under the Company's Revolving Senior Bank Debt for various transaction costs which exceeded the amount of funds generated from the issuance of the notes and Preferred Stock. The Acquisition will be accounted for as a purchase, and the purchase price will be allocated to the assets and liabilities of Garrett based on their fair values. The assets and liabilities of Garrett are included in the consolidated balance sheet at June 30, 1996 at values reflecting preliminary allocation of the purchase price. The final allocation of the purchase price is subject to final determination based on valuations and other studies currently being performed by the Company. The excess of the preliminary allocation of the purchase cost over the estimated fair value of the net assets acquired is being amortized over a period of thirty years using the straight line method. Also in connection with the acquisition, the Company issued 213,500 shares of its treasury stock to certain Garrett executives it employed following the closing at a purchase price of $5.75 per share, the closing price on the date the purchase agreement was executed.

5. On May 30, 1996 in connection with the financing of the acquisition of Garrett, the Company issued $25 million in Convertible 8.5% Preferred Stock and $125 million in principal amount of 11% Senior Subordinated Notes due 2006. In October 1995, the Company reached an agreement with Gildea Investment Company ("Gildea") and other investors to provide up to $25 million of equity financing to assist in the funding of acquisitions. The Series B Preferred Stock was issued at $100 per share with an annual cumulative dividend rate of 8.5%, with no mandatory redemption, and will be convertible to common stock at a price of $7 per share. The Company will have the option to pay dividends in the form of a pay-in-kind Series C Cumulative Preferred Stock. The 11% Senior Subordinated Notes are redeemable on or after June 1, 2001 at the option of the Company at declining premiums through 2003 and at principal amount thereafter.

6. Since 1985 the former Western Union has been seeking recoupment (the "Claim") from various providers of international telex services ("ITPs") for interconnect charges with respect to the use of Western Union's domestic telex network during the late 1970s and early 1980s. Among these ITPs was TRT Communications, Inc. ("TRT"), which the Company had acquired in September 1985. As part of the Company's acquisition of TRT, the Company had received certain representations and warranties from the seller of TRT with respect to the Claims. In January 1995, nearly seven years after a 1988 remand from the U.S. Court of Appeals for the District of Columbia (the "Appeals Court"), which had vacated an earlier determination by the FCC with respect to the Claims, the FCC determined that the Claims were appropriate. The FCC's determination was again appealed to the Appeals Court which on February 6, 1996 rendered a judgment upholding the FCC's determination with respect to these matters. As a result, TRT may be liable to the former Western Union for Claims and interest of approximately $5.0 million. However, the Company sold its interest in TRT in 1988 and, in connection therewith, the Company provided the purchaser with certain specific indemnities. The Company has been informed that its purchaser has in turn sold TRT to a third party with whom the Company has no contract for indemnity. As a consequence, the Company does not believe that it has any indemnity liability to the current owner of TRT. The Company sought a rehearing by the Appeals Court, to assert a protective claim against the seller of TRT, and to reject any claim by the current owner of TRT. Appeals Court denied the Company's petition for rehearing and reconsideration on April 11, 1996. The proceeding is presently before the FCC for further determination. On April 12, 1996, the Company filed a declaratory judgement action in Delaware seeking a judicial determination that the Company is not required to indemnify its purchaser for any amount for which TRT may be liable to the former

      Western Union. The case is in the discovery phase, and a trial date has been initially scheduled in June 1997. Both the Company and its outside legal counsel believe the Company has meritorious defenses against any claim under its indemnification agreement.

      Lockheed-Martin Corporation ("Lockheed") began an action in United States District Court of the Central District of California under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") in August 1994. In that action, Lockheed seeks to have owners and operators of property situated above the San Fernando Valley aquifer contribute to the costs incurred or to be incurred by Lockheed to clean up contaminated groundwater constituting the aquifer. A subsidiary of the Company, Pacific Airmotive Corporation ("PAC"), was made one of the defendants in the action. The Company and a second subsidiary, Airwork Corporation, were added as defendants in December 1995. Based on several series of soil tests conducted on PAC's property and consultants' reports since approximately 1989, the Company concluded, and continues to conclude, that there is no demonstration that contaminants of concern identified in the groundwater by the U.S. Environmental Protection Agency have been transmitted from the surface of PAC's property to the underlying groundwater approximately 200 feet below ground surface. PAC is also pursuing alternative remedies against Purex Industries, Inc. which owned and operated the property prior to 1985. The Company and Airwork have filed motions to dismiss the action as to them on the ground, among others, that they did not own or operate PAC's property, or control PAC's operations. These motions to dismiss the Lockheed action filed by the Company and Airwork were denied. Whether, as alleged by Lockheed, the Company and Airwork owned or operated PAC's property, or controlled its operations, and whether the Company is subject to jurisdiction in California, remain issues for trial in the Lockheed case. Trial of the case is currently scheduled for early August 1996. The Company is not able to determine whether it or a subsidiary of the Company will be held liable as a result of the Lockheed action, or to establish a range of loss.

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

      During 1993, the State of New Mexico passed the New Mexico Mining Act ("Act"), which imposes certain reclamation obligations on owners and operators of existing and new mining operations. The State has asserted that a number of mines operated by the Company's subsidiary, United Nuclear Corporation ("United Nuclear"), at various times during the period 1970 through 1982 may be covered by the Act. Regulations for compliance with the Act were issued in 1994. However, the regulations did not clarify the extent to which mines previously operated by United Nuclear may be covered by the Act. The New Mexico Mining Commission has ruled that three mines are covered by the regulations, and United Nuclear is preparing to appeal that ruling to the State courts. Consequently, it is impossible to estimate the cost of reclamation or the timing and extent of reclamation that may be required. The Company has been advised by outside counsel that United Nuclear's defenses have merit, and it is contesting the State's assertions.

      A uranium mill and mill tailings facility of a subsidiary of the Company, United Nuclear, located in Church Rock, New Mexico was placed on the National Priorities List by the U.S. Environmental Protection Agency ("EPA") in 1982, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). EPA issued an Administrative Order in 1989 requiring remediation of ground water on or adjacent to the site that is the same as those contained in the reclamation plan submitted to the Nuclear Regulatory Commission ("NRC") in 1988 by United Nuclear in accordance with its license with the NRC. United Nuclear has been remediating the site in accordance with the Administrative Order and the NRC license and has incurred cost for such remediation of $0.6 million and $0.9 million in 1996 and 1995, respectively. It is anticipated, based on the approved reclamation plan, that the cost of future remediation through 1997 will be approximately $3.4 million. Such cost has been accrued as part of reserves established for the discontinued operation.

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

      The Company's obligations under the Notes are unconditionally guaranteed by each of the Company's domestic operating subsidiaries (the "Guarantees"). Each Guarantee is a senior unsecured obligation of the domestic operating subsidiary providing such Guarantee and ranks pari passu with all senior unsecured indebtedness of such subsidiary. The domestic operating subsidiaries also have guaranteed the indebtedness outstanding under the Company's revolving credit facility (the "Subsidiary Bank Guarantees"). The Subsidiary Bank Guarantees are collateralized, in general, by the accounts receivable and inventory of the domestic operating subsidiaries and, therefore, effectively rank senior to the Guarantees. The Guarantees are in effect only for as long as the Subsidiary Bank Guarantees remain in effect. If the Guarantees are terminated the Notes will be obligations solely of the Company and will be effectively subordinated to all existing and future indebtedness of the subsidiaries.

      The following condensed consolidating information presents:

      (1) Condensed financial statements as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 of (a) the Company on a parent company only basis (Parent Company), the Combined Guarantors, and
            (c) the Company on a consolidated basis.

      (2) The Parent Company with its investments in subsidiaries accounted for on the equity method.

      (3) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                                       UNC INCORPORATED
                             Condensed Consolidating Balance Sheet
                                         June 30, 1996
                                    (Dollars in thousands)
                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Assets
- ------
Current assets:
  Cash                                    $     183  $  11,572                    $  11,755
  Accounts receivable, net                      497    149,569                      150,066
  Unbilled costs and accrued
    profits on contracts in progress                     8,928                        8,928
  Inventories                                          121,573                      121,573
  Assets held for sale                          114      4,652                        4,766
  Other                                         733     10,388                       11,121
                                          ---------  ---------                    ---------
    Total current assets                      1,527    306,682                      308,209
                                          ---------  ---------                    ---------
Assets held for sale-noncurrent               1,169     10,835                       12,004
Property, plant & equipment, net                585     87,574                       88,159
Cost in excess of net assets
  of acquired companies, net                           234,419                      234,419
Other noncurrent assets                      16,247     18,486                       34,733
Investments in and advances
  to subsidiaries                           511,474                 $(511,474)
                                          ---------  ---------      ---------     ---------
    Total assets                          $ 531,002  $ 657,996      $(511,474)    $ 677,524
                                          =========  =========      =========     =========

                                       UNC INCORPORATED
                       Condensed Consolidating Balance Sheet (continued)
                                         June 30, 1996
                                    (Dollars in thousands)
                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt       $   5,200  $     117                    $   5,317
  Accounts payable                              731     69,222                       69,953
  Accruals and other current liabilities     24,750     52,180                       76,930
                                          ---------  ---------                    ---------
    Total current liabilities                30,681    121,519                      152,200
                                          ---------  ---------                    ---------
Long-term debt                              348,275      5,670                      353,945
Other noncurrent liabilities                 15,661     24,476                       40,137
                                          ---------  ---------                    ---------
    Total liabilities                       394,617    151,665                      546,282
                                          ---------  ---------                    ---------
Cumulative preferred stock                      250                                     250
Common stock and additional paid
  in capital                                153,307                                 153,307
Retained earnings (deficit)                 (13,525)                                (13,525)
Equity of subsidiaries and
  advances of parent                                   511,474      $(511,474)
                                          ---------  ---------      ---------     ---------
                                            140,032    511,474       (511,474)      140,032
Less:
  Treasury stock, at cost                                5,143                        5,143
  Minimum pension liability adjustment        1,801                                   1,801
  Unearned compensation-restricted
   stock                                      1,846                                   1,846
                                          ---------  ---------      ---------     ---------

    Total shareholders' equity              136,385    506,331       (511,474)      131,242
    Total liabilities and                 ---------  ---------      ---------     ---------
     shareholders' equity                 $ 531,002  $ 657,996      $(511,474)    $ 677,524
                                          =========  =========      =========     =========


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
                                          ========   ========       =========     =========

                                       UNC INCORPORATED
                       Condensed Consolidating Balance Sheet (continued)
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
                                          ========   ========       =========     =========

                                       UNC INCORPORATED
                         Condensed Consolidating Statement of Earnings
                                Six Months Ended June 30, 1996
                                    (Dollars in thousands)
                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Sales and operating revenues              $          $ 322,801                   $ 322,801

Costs and expenses
  Costs and operating expenses                         275,964                     275,964
  Selling, general and
    administrative expenses                   6,163     26,042                      32,205
  Allocated expenses                         (2,502)     2,502
                                          ---------  ---------                   ---------
                                              3,661    304,508                     308,169
                                          ---------  ---------                   ---------
Operating income                             (3,661)    18,293                      14,632

Other income (expense)
  Interest expense                          (11,097)       (48)                    (11,145)
  Other                                        (758)        21                        (737)
  Equity in income of
    subsidiaries                             12,786                $ (12,786)
                                          ---------  ---------     ---------     ---------
                                                931        (27)      (12,786)      (11,882)
                                          ---------  ---------     ---------
Earnings before income taxes                 (2,730)    18,266       (12,786)        2,750
Income tax provision                          4,655     (5,480)                       (825)
                                          ---------  ---------     ---------     ---------
Net earnings                                  1,925     12,786       (12,786)        1,925
Preferred dividends                             187                                    187
                                          ---------  ---------     ---------     ---------
Net Earnings applicable to common stock   $   1,738  $  12,786     $ (12,786)    $   1,738
                                          =========  =========     =========     =========

                                       UNC INCORPORATED
                         Condensed Consolidating Statement of Earnings
                                 Six Months Ended June 30 1995
                                    (Dollars in thousands)
                                          Parent     Combined
                                          Company   Guarantors    Eliminations  Consolidated
                                          -------   ----------    ------------  ------------
Sales and operating revenues              $          $ 257,045                   $ 257,045
Costs and expenses
  Costs and operating expenses                         217,999                     217,999
  Selling, general and administrative
    expenses                                  5,953     21,495                      27,448
  Allocated expenses                         (2,214)     2,214
                                          ---------  ---------                   ---------
                                              3,739    241,708                     245,447
                                          ---------  ---------                   ---------
Operating income                             (3,739)    15,337                      11,598

Other income (expense)
  Interest expense                           (8,065)    (2,158)                    (10,223)
  Other                                         204        (28)                        176
  Equity in income of subsidiaries            8,548                $  (8,548)
                                          ---------  ---------     ---------     ---------
                                                687     (2,186)       (8,548)      (10,047)
                                          ---------  ---------     ---------     ---------
Earnings before income taxes                 (3,052)    13,151        (8,548)        1,551
Income tax provision                          4,060     (4,603)                       (543)
                                          ---------  ---------     ---------     ---------
Net earnings                              $   1,008  $   8,548     $  (8,548)    $   1,008
                                          =========  =========     =========     =========

                                       UNC INCORPORATED
                        Condensed Consolidating Statement of Cash Flows
                                Six Months Ended June 30, 1996
                                    (Dollars in thousands)
                                           Parent      Combined
                                          Company     Guarantors    Consolidated
                                          -------     ----------    ------------
Net cash flow provided (used) by
  operations                              $ (11,873)  $   6,636       $  (5,237)
                                          ---------   ---------       ---------
Cash flows from investing activities:
  Net proceeds from sale of assets              102       1,388           1,490
  Additions to property, plant and
   equipment                                    (48)     (6,897)         (6,945)
  Acquisition of Subsidiary                            (148,293)       (148,293)
  Net cash provided (used) by             ---------   ---------       ---------
   investing activities                          54    (153,802)       (153,748)
                                          ---------   ---------       ---------
Cash flows from financing activities:
  Additions to debt                         458,531          14         458,545
  Reductions in debt                       (309,668)       (117)       (309,785)
  Issuance of preferred stock                25,000                      25,000
  Other transactions, net                    (4,504)                     (4,504)
  Payment of preferred stock dividend          (187)                       (187)
  Net cash transfers to (from) parent      (157,293)    157,293
    Net cash provided (used) by           ---------   ---------       ---------
     financing activities                    11,879     157,190         169,069
                                          ---------   ---------       ---------
Net increase in cash                             60      10,024          10,084

Cash at beginning of year                       123       1,548           1,671
                                          ---------   ---------       ---------
Cash at end of period                     $     183   $  11,572       $  11,755
                                          =========   =========       =========

                                       UNC INCORPORATED
                        Condensed Consolidating Statement of Cash Flows
                                Six Months Ended June 30, 1995
                                    (Dollars in thousands)
                                                       Parent       Combined
                                                      Company      Guarantors   Consolidated
                                                      -------      ----------   ------------
Net cash flow provided (used) by operations           $ (18,227)   $   5,942    $ (12,285)
                                                      ---------    ---------    ---------
Cash flows from investing activities:
  Net proceeds from sale of assets                        1,070        5,764        6,834
  Additions to property, plant and
    equipment                                              (180)      (2,540)      (2,720)
    Net cash provided (used) by                       ---------    ---------    ---------
     investing activities                                   890        3,224        4,114
                                                      ---------    ---------    ---------
Cash flows from financing activities:
  Additions to debt                                     139,676                   139,676
  Reductions in debt                                   (104,631)     (27,942)    (132,573)
  Other transactions, net                                    65                        65
  Net cash transfers to (from) parent                   (19,225)      19,225
    Net cash provided (used) by                       ---------    ---------    ---------
     financing activities                                15,885       (8,717)       7,168
                                                      ---------    ---------    ---------
Net increase (decrease) in cash                          (1,452)         449      (1,003)

Cash at beginning of year                                 1,519        1,100        2,619
                                                      ---------    ---------    ---------
Cash at end of period                                 $      67    $   1,549    $   1,616
                                                      =========    =========    =========

                      UNC Incorporated and Subsidiaries
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Overview

The Company's operations are conducted in one business segment which includes: airframe maintenance, modification and retrofit services; avionics and aircraft interior installations; the overhaul and repair of aircraft accessories, aircraft engines and industrial gas turbine engines; the provision of aircraft maintenance and pilot training contract services and the manufacturing and remanufacturing of jet engine and aircraft components.

Quarter Ended June 30, 1996 Compared with Quarter Ended June 30, 1995
- ---------------------------------------------------------------------
Revenues were $181.3 million in the second quarter of 1996 compared with $131.3 million in the 1995 period, an increase of $50.0 million (38%). Contributing to this increase were revenues of $30.9 million generated by Garrett, acquired May 30, 1996, as well as increases in the volume of other engine overhauls and in Manufacturing Division and Aviation Services Division revenues, including a $3.0 million increase in international revenues. These increases were partially offset by a decrease in Accessory Services Division revenues. Operating income in the 1996 quarter increased $2.4 million (38%) to $8.8 million, principally due to the addition of Garrett and a net increase in volume.

Concurrent with the acquisition of Garrett, the Company's Engine Overhaul Division joined with Garrett to form a new division, the "Garrett Aviation Services Division." Revenues for this newly formed division in the 1996 quarter increased $34.3 million to $66.8 million. The higher revenues are due to $30.9 million generated by Garrett, which was acquired May 30, 1996, and an increase in the overhaul and repair of other turbine engines and auxiliary power units. These increases were partially offset by a decrease in revenue from the sale of engine parts for small gas turbine engines, principally due to competitive conditions in the market place. Operating income in the 1996 quarter increased $2.9 million to $4.9 million principally due to increased volume in the overhaul and repair of other turbine engines and auxiliary power units and the addition of Garrett.

The Aviation Services Division revenues of $71.4 million increased $11.1 million (18%) in the 1996 quarter. The increase in the 1996 quarter is due to increased activities on federal services type contracts awarded towards the end of 1995, increased activities on field services contracts and international services contracts. Operating income increased $0.9 million (45%) to $2.8 million in the 1996 quarter due to increased volume.

The Company's Manufacturing Division revenues in the 1996 quarter increased $9.7 million (40%) to $33.9 million. The increase in revenues is principally due to higher volume on U.S. government spares and other commercial programs at the Company's Michigan and Indiana component manufacturing facilities and, to a lesser extent, higher volume at other manufacturing facilities, principally due to increased activities on Boeing and Northrop contracts at the Aerostructures manufacturing facility and an increase in volume at UNC Artex from specialized repairs of engine gearboxes and cases for commercial airlines. These increases were partially offset by the loss of revenues attributable to the Company's chemical milled aircraft and engine component business, which was sold in June 1995. Operating income increased $1.2 million (48%) to $3.7 million in the 1996 quarter principally due to higher volume.

Revenues of the Accessory Services Division in the 1996 quarter decreased $3.9 million (32%) to $8.1 million due to lower volume on domestic and international business as a result of increased competition from OEMs. Operations for the 1996 quarter resulted in a loss of $1.3 million due to lower volume compared with income of $0.7 million in the 1995 quarter. The Company has taken certain actions in the second quarter of 1996, to reduce costs which should have a favorable impact on future results.

Revenues of $1.1 million and operating income of $0.3 million were generated from the sale of aircraft parts by the Company's Trading Division in the 1996 quarter. In the 1995 period, revenues and operating income were $2.4 million and $0.7 million, respectively.

Selling, general and administrative expenses in the 1996 quarter were $17.5 million or 9.7% of sales compared with $13.4 million or 10.2% of sales in the 1995 quarter. The increase in selling, general and administrative expenses in the 1996 quarter of $4.1 million is principally due to the acquisition of Garrett, and to a lesser extent, an increase in domestic sales and marketing activities, which includes an investment for increased international marketing efforts by the Company's international offices located in Singapore, The Netherlands, China and Miami, Florida, serving Latin America. International revenues increased $3.0 million (11%) to $30.9 million in the 1996 quarter.

Interest expense increased $1.2 million in the second quarter of 1996 compared with the corresponding quarter of 1995, principally due to increased debt incurred in connection with the acquisition of Garrett.

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995
- ---------------------------------------------------------------------------
Revenues were $322.8 million in the first half of 1996 compared with $257.0 million in the 1995 period, an increase of $65.8 million (26%). Contributing to this increase were revenues of $30.9 million generated by Garrett, acquired May 30, 1996, as well as increases in the volume of other engine overhaul revenues and in Manufacturing Division and Aviation Services Division revenues including a $9.2 million increase in international revenues. These increases were partially offset by a decrease in Accessory Services revenues. Operating income in the 1996 period increased $3.0 million (26%) to $14.6 million due to the addition of Garrett and the previously noted increases in volume.

Revenues for the newly formed Garrett Aviation Services Division in the 1996 period increased $36.8 million (59%) to $98.9 million. The higher revenues are due to $30.9 million generated by Garrett, acquired May 30, 1996, an increase in other small turbine engine overhauls for both domestic and international customers, and an increase in the overhaul and repair of auxiliary power units. These increases were partially offset by a decrease in revenues from the sale of engine parts for small gas turbine engines, principally due to competitive conditions in the marketplace. Operating income in the first half of 1996 increased $3.0 million (71%) to $7.3 million, principally due to increased volume and the addition of Garrett.

The Aviation Services Division revenues of $143.1 million increased $23.6 million (20%) in the 1996 period. The increase in the 1996 period is due to increased activities on federal services type contracts awarded towards the end of 1995, increased activities on contract field service contracts and international services contracts. Operating income increased $1.0 million (28%) to $4.6 million in the 1996 period due to these increased volumes.

The Company's Manufacturing Division revenues in the 1996 period increased $12.6 million (26%) to $61.5 million compared with the 1995 period. The increase in revenues is principally due to higher volume on U.S. government spares and other commercial programs at the Company's Michigan and Indiana component manufacturing facilities and, to a lesser extent, higher volume at other manufacturing facilities, principally due to increased activities on Boeing and Northrop contracts at the Aerostructures manufacturing facility in the State of Washington and an increase in volume at UNC Artex from specialized repairs of engine gearboxes and cases for commercial airlines. These increases were partially offset by the loss of revenues attributable to the Company's chemical milled aircraft and engine component business, which was sold in June 1995. Operating income increased $2.4 million (51%) to $7.2 million in the 1996 period principally due to higher volume.

Revenues of the Accessory Services Division in the 1996 period decreased $6.6 million (28%) to $17.5 million due to lower volume on domestic and international business, principally due to lower volume as a result of increased competition from OEMs. Operations for the 1996 first half resulted in a loss of $1.2 million compared with income of $2.0 million in the 1995 period. The Company has taken certain actions in the second quarter of 1996 to reduce costs which should have a favorable impact on future results.

Revenues of $1.8 million and operating income of $0.4 million were generated from the sale of aircraft parts by the Company's Trading Division in the 1996 period. In the 1995 period revenues and operating income were 2.4 million and $0.7 million, respectively.

Selling, general and administrative expenses in the first half of 1996 were $32.2 million or 10.0% of sales compared with $27.5 million or 10.7% of sales in the 1995 period. The increase in selling, general and administrative expenses in the 1996 period of $4.8 million is principally due to the acquisition of Garrett, and an increase in domestic sales and marketing activities which includes an investment for increased international marketing efforts by the Company's international offices located in Singapore, The Netherlands, China and Miami, Florida, serving Latin America. International revenues increased $9.2 million (18%) to $61.6 million in the 1996 period.

Interest expense increased $0.9 million in the first half of 1996 due to higher average debt levels, principally due to the acquisition of Garrett.

The effective income tax rate as a percent of earnings before income taxes was 30% and 35% for the six-month period ended June 30, 1996 and 1995, respectively. The decrease in the effective rate for 1996 compared with 1995 is due to the expected realization of certain deferred tax assets not previously realized.

The Defense Department is continuing to close various military bases. A portion of the workload of these bases is being relocated to bases where the Company already performs aircraft maintenance functions. Further consolidation of military training and maintenance contracts is expected as bases are eliminated. Many of Aviation Services Division's contracts are funded by the operations and maintenance ("O&M") budget of the United States Department of Defense. The O&M budget has remained stable over the last four years and is projected to remain relatively flat through the end of the decade, despite a decline in the Department of Defense's overall budget. The Company believes that more maintenance work under the O&M budget will be outsourced in the future to lower cost private sector suppliers, such as the Company, to meet ongoing Department of Defense budget pressures in other budget areas, such as new or modernized weapons systems. There can be no assurance, however, that the Department of Defense will outsource significant amounts of additional work to entities such as the Company or that federal budgetary pressures will not adversely affect the Company.

The Company's Manufacturing Division continues to receive pricing pressure from certain customers, principally OEMs. The Division has provided price concessions to its principal OEM customers during each of the past four years in anticipation of continuing to receive future orders and to maintain OEM business relationships. The industry is currently experiencing an economic turnaround after several years of depressed conditions due to increased demand for new aircraft. The Company has recently experienced an increase in new commercial orders as a result of this increased demand. These additional orders, along with on-going productivity enhancements and cost reduction programs instituted by the Company over the past several years has resulted in increased profitability for the Division. Due to the past uncertainty within the airline industry, continuation of additional orders cannot be assured. The OEM customers continue to apply pricing pressure on all suppliers, and the Company expects continuing pressures from certain OEM customers on future pricing.

Continued effort on the part of the U.S. government to reduce defense spending is affecting the demand for military aircraft engines and could also have an impact on the Company's manufacturing operations. This trend is being offset by the Defense Department bypassing OEMs and placing orders directly with subcontractors such as the Company. During the last half of 1995, the Company was awarded contracts to produce T56, F10 and F404 High Pressure Turbine Nozzle Segments valued at $16 million, $9 million and $7 million, respectively. The Company's manufacturing operations will capitalize on the opportunities in the military market while focussing its efforts on building the commercial market.

Liquidity and Capital Resources
- -------------------------------
Net cash flows from operating activities used $5.2 million in the first half of 1996, which consisted of $9.9 million generated by earnings after adjusting for non-cash items, offset by an $11.3 million investment in additional working capital and $3.8 million related to changes in noncurrent assets and liabilities. Net cash flows from investing activities used $153.7 million, of which $148.3 million relates to the purchase of Garrett, including related transaction costs, and $6.9 million for capital expenditures, which was partially funded by $1.5 million generated from the sale of assets. Net cash provided by financing activities of $169.1 million includes proceeds from the issuance of 11% Senior Subordinated Notes and Convertible Preferred Stock used in the acquisition of Garrett and an increase in revolving credit borrowing, which was used to pay certain transaction costs related to the Garrett acquisition, to finance the funds used by operating activities and to fund the additions to property, plant and equipment net of the proceeds from asset sales.

Many of the Company's restructuring goals have been achieved since the program was implemented in June 1994. The Company has generated $48.9 million from the sale of assets, including $25.0 million from the sale of the Company's Connecticut property, $12.9 million from the sale of other under utilized property and equipment, $11.0 million from the sale of other assets, including its helicopter overhaul and refurbishing business in Ozark, Alabama and its chemical milled aircraft and engine component business in Weatherford, Texas. In addition, the Company has closed its JT8 engine overhaul facility in Burbank, California and consolidated the engine overhaul business at its facilities in Millville, New Jersey, and Miami, Florida. Two accessory services facilities in Long Island, New York, have also been consolidated.
The disposal of these assets and consolidation of operations, along with implementation of productivity enhancements and staff reductions, have resulted in a reduced cost structure for the Company.

In addition to the cash described above, since June 30, 1994 the Company generated approximately $8.8 million of proceeds from the collection of certain disputed receivables and notes that were written down at the time of the restructuring in connection with efforts made by the Company to accelerate the collection of these troubled receivables and generate additional cash.

Since the restructuring program was implemented, the Company has incurred $17.6 million of cash expenditures against its restructuring accrual. These cash expenditures include employee severance and related costs of $2.5 million, $15.1 million of costs associated with the sale, closing and consolidations of businesses and operations, including $3.8 million of third-party costs associated with the shutdowns, consolidations and sales programs. The Company believes that the remaining restructuring accrual of $2.9 million should be adequate to complete the program.

Capital expenditures in the first half of 1996 amounted to $6.9 million compared with $2.7 million in the 1995 period. It is anticipated that capital expenditures for the full year 1996 will approximate $11 million, excluding the impact of the acquisition of Garrett Aviation Services, and that expenditures for the balance of 1996 will be financed from internally generated funds, lease arrangements and, if necessary, revolving credit borrowings.

On May 22, 1996, the Company entered into an Amended and Restated Revolving Credit Facility through May 2000, which provides for a borrowing capacity of up to $110 million, subject to borrowing base limitations as defined in the agreement and reduced by outstanding letters of credit. The Company's unused availability under the credit line was $37.1 million at June 30, 1996. In January 1996, the Company purchased in the open market $0.6 million of the 7 1/2% Convertible Subordinated Debentures to satisfy the remaining balance of the March 1996 sinking fund requirement. The Company's debt-to-capitalization ratio at June 30, 1996, was 73.2% compared with 67.2% at December 31, 1995.

At June 30, 1996, the Company's working capital was 156.0 million, with a current ratio of 2.0 to 1 compared with $124.1 million with a current ratio of 2.3 to 1 at December 31, 1995.

On May 30, 1996, the Company acquired substantially all of the assets and certain liabilities of Garrett, a leading provider of aviation services in the business aviation aftermarket. The purchase price of approximately $145 million was paid in cash. The financing of the acquisition was accomplished through the issuance of $125 million in 11% Senior Subordinated Notes due 2006 and $25 million in Convertible 8.5% Preferred Stock. In addition, borrowings were made under the Company's Revolving Senior Bank Debt for various transaction costs which exceeded the amount of funds generated from the issuance of the notes and Preferred Stock.

                         PART 11 - OTHER INFORMATION

Item. 4  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
The 1996 Annual Meeting of Stockholders was held on June 28, 1996, for the election of directors and to ratify the selection of Coopers & Lybrand L.L.P. as independent accountants for the Corporation for fiscal year 1996. A total of 16,138,214 of the 17,808,981 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

     (1)  Elected the following directors:

                                                                Number of
                                                Number of       Shares --
                                               Shares Voted     AUTHORITY
             Directors                             FOR          WITHHELD
             ---------                          ----------      --------
          Berl Bernhard                         16,075,959       62,255
          Beverly B. Byron                      16,074,112       64,102
          John K. Castle                        16,078,382       59,832
          Dan A. Colussy                        16,077,161       61,053
          Freeman A. Hrabowski III              16,073,279       64,935
          George V. McGowan                     16,073,538       64,676
          Jack Moseley                          16,076,518       61,696
          Lawrence A. Skantze                   16,077,006       61,208

     (2) Ratified the selection of Coopers & Lybrand L.L.P. as independent accountants for the Corporation for fiscal year 1996 by an affirmative vote of 16,096,691; shares voted against ratification were 13,520 and shares abstained were 28,003.

No other matters were submitted to a vote of the stockholders at the meeting.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits                                          Description           -
- -------------                             ------------------------------------

Exhibit 11                                Computation of Earnings Per Common
                                          Share

(b)  Reports on Form 8-K
- ------------------------
On May 7, 1996, the Company filed a Form 8-K covering, as announced previously, that UNC Incorporated (the "Company") entered into a definitive Purchase Agreement pursuant to which it agreed to acquire substantially all of the assets and business of Garrett Aviation Services.

On June 11, 1996, the Company filed a Form 8-K covering the announcement that it had consummated the previously announced acquisition of substantially all of the assets and business of Garrett Aviation Services on May 30, 1996.

                      UNC Incorporated and Subsidiaries


                                  SIGNATURE


Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNC Incorporated




Date:  August 9, 1996                    By:/s/ Robert L. Pevenstein
                                            ------------------------
                                           Robert L. Pevenstein
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                      UNC Incorporated and Subsidiaries

                          SEQUENTIAL EXHIBIT INDEX


 Exhibit                                                    Sequential
 Number                        Description                     Page
- --------          ------------------------------------      ----------
Exhibit 11        Computation of Earnings Per Common Share

Exhibit 27        Financial Data Schedule (electronically filed)