Form 10-Q
period 1996-09-30
UNC INC
filed 1996-11-12
CIK 276104

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Period ended September 30, 1996


                  Commission File Number 1-7795

                         UNC INCORPORATED

      (Exact name of registrant as specified in its charter)

              Delaware                                54-107897

    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization

175 Admiral Cochrane Drive, Annapolis,                 21401
                  MD                                 (Zip Code)
    (Address of principal executive
                offices)

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

                    [x] Yes            [ ] No

Number of shares of Common Stock, par $0.20, outstanding as of November 7, 1996: 18,465,181 (excluding 486,500 treasury shares held by a subsidiary).

                UNC Incorporated and Subsidiaries

                              INDEX

                                                                  Page No.
Part I.  Financial Information

Consolidated Statements of Earnings
   Three and Nine Months Ended September 30, 1996 and 1995           1

Consolidated Balance Sheets
   September 30, 1996 and December 31, 1995                          2

Consolidated Statements of Cash Flows
   Three and Nine Months Ended September 30, 1996 and 1995           3

Notes to Consolidated Financial Statements                           4

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            15

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                           20

Signature Page                                                      21

Exhibit Index                                                       22

                UNC Incorporated and Subsidiaries
               Consolidated Statements of Earnings
         (Dollars in thousands, except per share amounts)

                               Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                              ---------------------  ---------------------
                                 1996        1995        1996       1995
                              ---------   ---------   ---------  ---------
Sales and operating revenues  $ 247,895   $ 137,437   $ 570,696  $ 394,482

Costs and expenses:
 Costs and operating expenses   211,381     116,010     487,345    334,009
 Selling, general and
   administrative expenses       24,024      15,026      56,229     42,474
                              ---------   ---------   ---------  ---------
                                235,405     131,036     543,574    376,483
                              ---------   ---------   ---------  ---------
Operating income                 12,490       6,401      27,122     17,999

Other income (expense):
  Interest expense               (8,846)     (5,189)    (19,991)   (15,412)
  Other                            (314)         78      (1,051)       254
                              ---------   ---------   ---------  ---------
                                 (9,160)     (5,111)    (21,042)   (15,158)
                              ---------   ---------   ---------  ---------
Earnings before income taxes      3,330       1,290       6,080      2,841
Income tax provision                999         451       1,824        994
                              ---------   ---------   ---------  ---------
Net earnings                      2,331         839       4,256      1,847

Preferred dividends                 531                     718
                              ---------   ---------   ---------  ---------
Net earnings applicable
 to common stock              $   1,800   $     839   $   3,538  $   1,847
                              =========   =========   =========  =========
Earnings per common share     $     .10   $     .05   $     .20  $     .10
                              =========   =========   =========  =========

                UNC Incorporated and Subsidiaries
                   Consolidated Balance Sheets
                      (Dollars in thousands)

                                             September 30,  December 31,
                                                  1996          1995
                                               ---------     ---------
Assets
------
Current assets:
  Cash                                         $   6,463     $   1,671
  Accounts receivable, less allowance for
    doubtful accounts of $4,650 and $3,186,
    respectively                                 175,033       102,462
  Unbilled costs and accrued profits on
    contracts in progress                          8,980        11,128
  Inventories                                    146,012        91,130
  Assets held for sale                             4,647         5,099
  Other                                           11,039        10,156
                                               ---------     ---------
    Total current assets                         352,174       221,646

Assets held for sale - noncurrent                  8,685        12,796

Property, plant and equipment, at cost           129,809        82,449
Less accumulated depreciation                     40,143        34,381
                                               ---------     ---------
    Net property, plant and equipment             89,666        48,068
Cost in excess of net assets of acquired
  companies, less accumulated amortization of
  $33,002 and $28,175, respectively.             239,474       136,298
Other assets                                      37,719        27,453
                                               ---------     ---------
    Total assets                               $ 727,718     $ 446,261
                                               =========     =========

                UNC Incorporated and Subsidiaries
             Consolidated Balance Sheets (continued)
                      (Dollars in thousands)

                                              September 30,   December 31,
                                                   1996          1995
                                                ---------      ---------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt             $   5,317      $   1,748
  Accounts payable                                 98,956         39,614
  Income taxes                                      1,687          1,392
  Accruals and other current liabilities           73,325         54,794
                                                ---------      ---------
    Total current liabilities                     179,285         97,548
  Revolving Senior Bank Debt, interest rate
    at September 30, 1996, 8.46% due 2000          88,739         37,181
  9 1/8% Senior Notes due 2003                    100,000        100,000
  11% Senior Subordinated Notes due 2006          125,000
  7 1/2% Convertible Subordinated Debentures
    due 2006                                       60,600         64,800
  Other                                             5,706          1,352
                                                ---------      ---------
Total long-term debt, less current portion        380,045        203,333
Other noncurrent liabilities                       35,136         45,228
                                                ---------      ---------
    Total liabilities                             594,466        346,109
Shareholders' equity:
Series preferred stock, par value $1.00 per share;
  Authorized 12,000,000 shares:
  Series A Junior Participating Preferred Stock,
    250,000 shares authorized, none issued
  Series B Senior Cumulative Preferred Stock,
    250,000 shares authorized and issued
    $25,000,000 liquidation preference                250
  Series C Senior Cumulative Preferred Stock,
    250,000 shares authorized, none issued
Common stock, par value $0.20 per share; authorized
  50,000,000 shares, issued 18,739,068 and
  18,393,868 shares, respectively                   3,747          3,679
  Additional paid-in capital                      149,112        123,717
  Retained earnings (deficit)                     (11,194)       (15,450)
                                                ---------      ---------
                                                  141,915        111,946
Less:
  Treasury stock, at cost (486,500 and
    700,000 common shares, respectively)            5,143          8,750
  Minimum pension liability adjustment              1,801          1,801
  Unearned compensation-restricted stock            1,719          1,243
                                                ---------      ---------
    Total shareholders' equity                    133,252        100,152
                                                ---------      ---------
    Total liabilities and shareholders' equity  $ 727,718      $ 446,261
                                                =========      =========

               UNC Incorporated and Subsidiaries
              Consolidated Statements of Cash Flows
                      (Dollars in thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                             1996       1995
Cash flows from operating activities:
 Net earnings                                             $   4,256   $   1,847
 Adjustments to reconcile net earnings to
 net cash provided (used) by operating activities:
 Depreciation and amortization                               12,833       9,426
 Provision for losses on accounts receivable                    504       1,492
 Provision for deferred income taxes                            747         491
 Changes in assets and liabilities:
   (Increase) in accounts receivable                        (29,665)     (2,583)
   (Increase) in inventories                                (33,432)     (1,154)
   Decrease in other current assets                           1,639       1,540
   (Increase) in other noncurrent assets                     (8,022)     (5,186)
   Increase (decrease) in accounts payable                   20,397      (8,740)
   Increase (decrease) in accruals and other
     current liabilities                                      8,668      (6,309)
   Increase in income taxes payable                             295         419
   Increase (decrease) in other noncurrent liabilities         (865)        610
   (Decrease) in discontinued operations liabilities         (3,683)     (3,932)
                                                          ---------   ---------
   Total adjustments                                        (30,584)    (13,926)
                                                          ---------   ---------
   Net cash provided (used) by operating activities         (26,328)    (12,079)
                                                          ---------   ---------
Cash flows from investing activities:
 Net proceeds from sale of assets                             1,977      33,279
 Additions to property, plant and equipment                  (7,649)     (5,161)
 Acquisition of subsidiaries                               (157,350)       (947)
                                                          ---------   ---------
   Net cash provided (used) by investing
     activities                                            (163,022)     27,171
                                                          ---------   ---------
Cash flows from financing activities:
 Additions to debt                                          606,166     262,827
 Reductions in debt                                        (556,306)   (279,489)
 Issuance of 11% Senior Subordinated Notes                  125,000
 Issuance of Convertible Preferred Stock                     25,000
 Payment of preferred stock dividend                           (718)
 Other                                                       (5,000)        220
                                                          ---------   ---------
   Net cash provided (used) by financing
     activities                                             194,142     (16,442)
                                                          ---------   ---------
 Net increase (decrease) in cash                              4,792      (1,350)
 Cash at beginning of year                                    1,671       2,619
                                                          ---------   ---------
 Cash at end of period                                    $   6,463   $   1,269
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

2. Inventories at September 30, 1996 and December 31, 1995:

                                          (Dollars in thousands)
                                             1996       1995
                                          ---------  ---------
   Component parts and materials          $ 102,063  $  70,317
   Work in process                           39,094     17,436
   Supplies                                   4,855      3,377
                                          ---------  ---------
                                          $ 146,012  $  91,130
                                          =========  =========

3. Net sales of tangible products in the nine-month period ended September 30, 1996 amounted to $409.5 million and cost and operating expenses related to tangible goods sold amounted to $338.1 million.

4. On May 30, 1996, the Company acquired substantially all of the assets and certain liabilities of Garrett Aviation Services ("Garrett"), a leading provider of aviation services in the business aviation aftermarket. The purchase price of approximately $145 million was paid in cash. The financing of the acquisition was accomplished through the issuance of $125 million in 11% Senior Subordinated Notes due 2006 and $25 million in Convertible 8.5% Preferred Stock. In addition, borrowings were made under the Company's Revolving Senior Bank Debt for various transaction costs which, combined with the purchase price, exceeded the amount of funds generated from the issuance of the notes and Preferred Stock. The acquisition was accounted for as a purchase, and the purchase price was allocated to the assets and liabilities of Garrett based on their fair values. The assets and liabilities of Garrett are included in the consolidated balance sheet at September 30, 1996 at values reflecting preliminary allocation of the purchase price. The final allocation of the purchase price is subject to final determination based on valuations and other studies currently being performed by the Company. The excess of the preliminary allocation of the purchase cost over the estimated fair value of the net assets acquired is being amortized over a period of thirty years using the straight line method. Also in connection with the acquisition, the Company issued 213,500 shares of its treasury common stock to certain Garrett executives it employed following the closing at a purchase price of $5.75 per share, the closing price on the date the purchase agreement was executed.

   In September 1996, the Company acquired substantially all of the assets and certain liabilities of Stearns Company, a manufacturer and supplier of aircraft parts, primarily to original equipment manufacturers. The purchase price was approximately $6.0 million, which was funded through a borrowing under the Company's revolving credit facility. The excess of the purchase price over the estimated fair value of the net assets acquired will be amortized over a twenty-year period using the straight-line method.

5. On May 30, 1996, in connection with the financing of the acquisition of Garrett, the Company issued $25 million in Convertible 8.5% Series B Preferred Stock and $125 million in principal amount of 11% Senior Subordinated Notes due 2006. The preferred stock was issued in accordance with an October 1995 agreement with Gildea Investment Company ("Gildea") and other investors to provide up to $25 million of equity financing to assist in the funding of acquisitions. The Series B Preferred Stock was issued at $100 per share with an annual cumulative dividend rate of 8.5%, with no mandatory redemption, and is convertible to common stock at a price of $7 per share.

   The 11% Senior Subordinated Notes are redeemable on or after June 1, 2001 at the option of the Company at declining premiums through 2003 and at principal amount thereafter.

6. During September 1996, the Company settled a previously established pension withdrawal liability. In addition, in connection with its continuing assessment of the net realizability of assets held for sale, the Company reduced the carrying value of assets held for sale. As a result, costs and operating expenses were reduced by $3.0 million, net, during the third quarter of 1996.

7. Since 1985 the former Western Union has been seeking recoupment (the "Claim") from various providers of international telex services ("ITPs") for interconnect charges with respect to the use of Western Union's domestic telex network during the late 1970s and early 1980s. Among these ITPs was TRT Communications, Inc. ("TRT"), which the Company had acquired in September 1985. As part of the Company's acquisition of TRT, the Company had received certain representations and warranties from the seller of TRT with respect to the Claim. In January 1995, nearly seven years after a 1988 remand from the U.S. Court of Appeals for the District of Columbia (the "Appeals Court"), which had vacated an earlier determination by the FCC with respect to the Claim, the FCC determined that the Claim was appropriate. The FCC's determination was again appealed to the Appeals Court, which on February 6, 1996 rendered a judgment upholding the FCC's determination with respect to these matters. As a result, TRT may be liable to the former Western Union for claims and interest of approximately $5.0 million. However, the Company sold its interest in TRT in 1988 and, in connection therewith, the Company provided the purchaser with certain specific indemnities. The Company has been informed that its purchaser has in turn sold TRT to a third party with whom the Company has no contract for indemnity. As a consequence, the Company does not believe that it has any indemnity liability to the current owner of TRT. The Company sought a rehearing by the Appeals Court, to assert a protective claim against the seller of TRT, and to reject any claim by the current owner of TRT. Appeals Court denied the Company's petition for rehearing and reconsideration on April 11, 1996. The proceeding is presently before the FCC for further determination. On April 12, 1996, the Company filed a declaratory judgement action in Delaware, seeking a judicial determination that the Company is not required to indemnify its purchaser for any amount for which TRT may be liable to the former Western Union. The case is in the discovery phase, and a trial date has been initially scheduled in June 1997, however, motions for summary judgment may be filed as early as February 1997. Both the Company and its outside legal counsel believe the Company has meritorious defenses against any claim under its indemnification agreement.

   Lockheed-Martin Corporation ("Lockheed") began an action in United States District Court of the Central District of California under the Comprehensive Environmental Response Compensation and Liability Act of
   1980 ("CERCLA") in 1994. A Delaware subsidiary of the Company, Pacific Airmotive Corporation ("PAC"), was made one of the defendants in the action. The Company and a second subsidiary, Airwork Corporation, were added as defendants in December 1995. In the action, Lockheed seeks to have owners and operators of property situated above the San Fernando Valley aquifer contribute to the costs incurred or to be incurred by Lockheed to clean up contaminated groundwater constituting the aquifer. Lockheed has also contended that PAC is liable for contamination of a parcel of property sold to Lockheed in 1981 by a separate and distinct California corporation, "Pacific Airmotive Corporation," formed by Purex Industries, Inc. ("Purex") in 1967, and merged into Purex in 1982. Purex formed a Delaware subsidiary, "Pacific Airmotive Corporation," which the Company acquired in 1985. The Company has filed a third-party complaint against Purex claiming that Purex is responsible for all or most of the damages claimed by Lockheed. The court has severed the third-party complaint for trial at a later date. The trial on Lockheed's claims was concluded in August 1996, and the court has issued its findings of fact in this phase. The Company does not agree with a number of such findings and is responding to the Court's request that the parties object to or provide the Court with supplemental information concerning such findings. The Company expects that a decision on the Lockheed claim alone will be reached during the fourth quarter of 1996 or during the first quarter of 1997. The Company is not able to determine whether it or a subsidiary of the Company will be held liable as a result of the Lockheed action, or to establish a range of loss. If the Company or a subsidiary is held liable, the Company believes it will have sufficient recourse available from Purex and Purex's insurance carriers.

   The Company and a subsidiary, UNC Airwork Corporation, were defendants in litigation commenced in New York by Energy Services, Inc. ("ESI") seeking $3.4 million in alleged contract damages relating to a proposal to provide and install electrical generating and other related equipment for a third party. Airwork filed a counterclaim against ESI and an affiliate, Energy Maintenance Corporation ("EMC") for more than $3.7 million. In September 1996, both parties agreed to drop their respective claims in exchange for consulting services to be provided by the plaintiffs over a three-year period in satisfaction of outstanding accounts receivable of $0.7 million.

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

   The Company's former Naval Products Division has been named under CERCLA, along with a number of other parties, as a Potentially Responsible Party at several waste disposal sites. In each case, the Division has been named as a minimum party. The Company believes that any cost, estimated to be less than a total of $100,000, that may be assessed to the Division, is recoverable under its U.S. government contracts.

   The Company and its subsidiaries are also parties to various other legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company

8. In July 1993, the Company issued $100 million principal amount of 9-1/8% Senior Notes due 2003. The notes are guaranteed by the Company's domestic operating subsidiaries in the manner described below. The combined guarantors are jointly and severally liable under the subsidiary guarantees.

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

   The following condensed consolidating information presents:

   (1) Condensed financial statements as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 of (a) the Company on a parent company only basis (Parent Company), (b) the Combined Guarantors, and (c) the Company on a consolidated basis.

   (2) The Parent Company with its investments in subsidiaries accounted for on the equity method.

   (3) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                             UNC INCORPORATED
                   Condensed Consolidating Balance Sheet
                            September 30, 1996
                          (Dollars in thousands)

                                     Parent    Combined
                                    Company   Guarantors  Eliminations  Consolidated
                                    --------  ---------   -----------   -------------
Assets
------
Current assets:
 Cash                               $   2,236 $   4,227                 $   6,463
 Accounts receivable, net                 298   174,735                   175,033
 Unbilled costs and accrued
  profits on contracts in progress                8,980                     8,980
 Inventories                                    146,012                   146,012
 Assets held for sale                     114     4,533                     4,647
 Other                                    544    10,495                    11,039
                                    --------- ---------                 ---------
  Total current assets                  3,192   348,982                   352,174
Assets held for sale-noncurrent         1,087     7,598                     8,685
Property, plant & equipment, net          510    89,156                    89,666
Cost in excess of net assets
 of acquired companies, net                     239,474                   239,474
Other noncurrent assets                16,299    21,420                    37,719
Investments in and advances
 to subsidiaries                      541,511              (541,511)
                                    --------- ---------   ---------     ---------
  Total assets                      $ 562,599 $ 706,630   $(541,511)    $ 727,718
                                    ========= =========   =========     =========

                             UNC INCORPORATED
             Condensed Consolidating Balance Sheet (conintued)
                            September 30, 1996
                          (Dollars in thousands)

                                            Parent      Combined
                                           Company     Guarantors    Eliminations  Consolidated
                                           -------     ----------    ------------  ------------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Current portion of long-term debt         $   5,200   $     117                   $   5,317
 Accounts payable                                175      98,781                      98,956
 Accruals and other current liabilities       28,844      46,168                      75,012
                                           ---------   ---------                   ---------
  Total current liabilities                   34,219     145,066                     179,285
Long-term debt                               374,339       5,706                     380,045
Other noncurrent liabilities                  15,646      19,490                      35,136
                                           ---------   ---------                   ---------
  Total liabilities                          424,204     170,262                     597,466

Cumulative preferred stock                       250                                     250
Common stock and additional paid
 in capital                                  152,859                                 152,859
Retained earnings (deficit)                  (11,194)                                (11,194)
Equity of subsidiaries and
 advances of parent                                      541,511      (541,511)
                                           ---------   ---------     ---------     ---------
                                             141,915     541,511      (541,511)      141,915
Less:
 Treasury stock, at cost                                   5,143                       5,143
 Minimum pension liability adjustment          1,801                                   1,801
 Unearned compensation-restricted
  stock                                        1,719                                   1,719
                                           ---------   ---------     ---------     ---------
  Total shareholders' equity                 138,395     536,368      (541,511)      133,252
  Total liabilities and
   shareholders' equity                    $ 562,599   $ 706,630     $(541,511)    $ 727,718
                                           =========   =========     =========     =========

                             UNC INCORPORATED
                   Condensed Consolidating Balance Sheet
                             December 31, 1995
                          (Dollars in thousands)

                                 Parent    Combined
                                 Company   Guarantors  Eliminations  Consolidated
                                 --------  ----------  ------------  -----------
Assets
------
Current assets:
 Cash                            $     123  $   1,548                $   1,671
 Accounts receivable, net              410    102,052                  102,462
 Unbilled costs and accrued
  profits on contracts in progress             11,128                   11,128
 Inventories                                   91,130                   91,130
 Assets held for sale                  114      4,985                    5,099
 Other                               1,125      9,031                   10,156
                                 ---------  ---------                ---------
  Total current assets               1,772    219,874                  221,646
Assets held for sale-noncurrent      2,834      9,962                   12,796
Property, plant & equipment, net       706     47,362                   48,068
Cost in excess of net assets
 of acquired companies, net                   136,298                  136,298
Other noncurrent assets              9,748     17,705                   27,453
Investments in and advances
 to subsidiaries                   343,366             $(343,366)
                                 ---------  ---------  ---------     ---------
  Total assets                   $ 358,426  $ 431,201  $(343,366)    $ 446,261
                                 =========  =========  =========     =========

                             UNC INCORPORATED
             Condensed Consolidating Balance Sheet (continued)
                             December 31, 1995
                          (Dollars in thousands)

                                        Parent     Combined
                                        Company    Guarantors  Eliminations Consolidated
                                        --------   ----------- ------------ -----------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Current portion of long-term debt      $   1,631  $     117                $   1,748
 Accounts payable                           2,784     36,830                   39,614
 Accruals and other current liabilities    21,253     34,933                   56,186
                                        ---------  ---------                ---------
  Total current liabilities                25,668     71,880                   97,548
Long-term debt                            202,981        352                  203,333
Other noncurrent liabilities               20,875     24,353                   45,228
                                        ---------  ---------                ---------
  Total liabilities                       249,524     96,585                  346,109

Common stock and additional paid
 in capital                               127,396                             127,396
Retained earnings (deficit)               (15,450)                            (15,450)
Equity of subsidiaries and
 advances of parent                                  343,366  $(343,366)
                                        ---------  ---------  ---------     ---------
                                          111,946    343,366   (343,366)      111,946
Less:
 Treasury stock, at cost                    8,750      8,750
 Minimum pension liability adjustment       1,801                               1,801
 Unearned compensation-restricted
  stock                                     1,243                               1,243
                                        ---------  ---------  ---------     ---------
  Total shareholders' equity              108,902    334,616   (343,366)      100,152
  Total liabilities and                 ---------  ---------  ---------     ---------
   shareholders' equity                 $ 358,426  $ 431,201  $(343,366)    $ 446,261
                                        =========  =========  =========     =========

                             UNC INCORPORATED
               Condensed Consolidating Statement of Earnings
                   Nine Months Ended September 30, 1996
                          (Dollars in thousands)

                                Parent    Combined
                                Company   Guarantors  Eliminations  Consolidated
                                -------   ----------  ------------  -----------
Sales and operating revenues    $          $ 570,696                $ 570,696

Costs and expenses:
 Costs and operating expenses                487,345                  487,345
 Selling, general and
  administrative expenses          10,318     45,911                   56,229

 Allocated expenses                (3,753)     3,753
                                ---------  ---------                ---------
                                    6,565    537,009                  543,574
                                ---------  ---------                ---------
Operating income                   (6,565)    33,687                   27,122

Other income (expense)
 Interest expense                 (19,850)      (141)                 (19,991)
 Other                             (1,438)       387                   (1,051)
 Equity in income of subsidiaries  23,753             $ (23,753)
                                ---------  ---------  ---------     ---------
                                    2,465        246    (23,753)      (21,042)
                                ---------  ---------  ---------     ---------
Earnings before income taxes       (4,100)    33,933    (23,753)        6,080
Income tax provision                8,356    (10,180)                  (1,824)
                                ---------  ---------  ---------     ---------
Net earnings                        4,256     23,753    (23,753)        4,256
Preferred dividends                   718                                 718
                                ---------  ---------  ---------     ---------
Net Earnings applicable to
 common stock                   $   3,538  $  23,753  $ (23,753)    $   3,538
                                =========  =========  =========     =========

                             UNC INCORPORATED
               Condensed Consolidating Statement of Earnings
                   Nine Months Ended September 30, 1995
                          (Dollars in thousands)

                                      Parent    Combined
                                     Company   Guarantors  Eliminations  Consolidated
                                     -------   ----------  ------------  ------------
Sales and operating revenues         $          $ 394,482                $ 394,482

Costs and expenses:
 Costs and operating expenses                     334,009                  334,009
 Selling, general and administrative
  expenses                               9,554     32,920                   42,474
 Allocated expenses                     (3,300)     3,300
                                     ---------  ---------                ---------
                                         6,254    370,229                  376,483
                                     ---------  ---------                ---------
Operating income                        (6,254)    24,253                   17,999

Other income (expense)
 Interest expense                      (10,591)    (4,821)                 (15,412)
 Other                                     275        (21)                     254
 Equity in earnings of subsidiaries     19,411              $ (19,411)
                                     ---------  ---------   ---------    ---------
                                         9,095     (4,842)    (19,411)     (15,158)
                                     ---------  ---------   ---------    ---------
Earnings before income taxes             2,841     19,411     (19,411)       2,841
Income tax benefit (provision)            (994)    (6,793)      6,793         (994)
                                     ---------  ---------   ---------    ---------
Net Earnings                         $   1,847  $  12,618   $ (12,618)   $   1,847
                                     =========  =========   =========    =========

                         UNC INCORPORATED
         Condensed Consolidating Statement of Cash Flows
               Nine Months Ended September 30, 1996
                      (Dollars in thousands)

                                      Parent      Combined
                                      Company     Guarantors   Consolidated
                                      -------     ----------   ------------
Net cash provided (used) by operating
 activities                           $ (25,437)  $    (891)   $ (26,328)
                                      ---------   ---------    ---------
Cash flows from investing activities:
 Net proceeds from sale of assets           184       1,793        1,977
 Additions to property, plant and
  equipment                                 (58)     (7,591)      (7,649)
 Acquisition of Subsidiary                         (157,350)    (157,350)
                                      ---------   ---------    ---------
 Net cash provided (used) by
  investing activities                      126    (163,148)    (163,022)
                                      ---------   ---------    ---------
Cash flows from financing activities:
 Additions to debt                      731,116          50      731,166
 Reductions in debt                    (556,189)       (117)    (556,306)
 Issuance of preferred stock             25,000                   25,000
 Other transactions, net                 (5,000)                  (5,000)
 Payment of preferred stock dividend       (718)                    (718)
 Net cash transfers to (from) parent   (166,785)    166,785
                                      ---------   ---------    ---------
  Net cash provided (used) by
   financing activities                  27,424     166,718      194,142
                                      ---------   ---------    ---------
Net increase in cash                      2,113       2,679        4,792

Cash at beginning of year                   123       1,548        1,671
                                      ---------   ---------    ---------
Cash at end of period                 $   2,236   $   4,227    $   6,463
                                      =========   =========    =========

                         UNC INCORPORATED
         Condensed Consolidating Statement of Cash Flows
               Nine Months Ended September 30, 1995
                      (Dollars in thousands)

                                         Parent      Combined
                                        Company     Guarantors   Consolidated
                                        --------    ----------   ------------
Net cash provided (used) by operating
 activities                             $ (21,623)  $   9,544    $ (12,079)
                                        ---------   ---------    ---------
Cash flows from investing activities:
 Net proceeds from sales of assets         22,553      10,726       33,279
 Additions to property, plant and
  equipment                                  (204)     (4,957)      (5,161)
 Acquisition of subsidiaries, net
  of cash acquired                                       (947)        (947)
                                        ---------   ---------    ---------
 Net cash provided (used) by
  investing activities                     22,349       4,822       27,171
                                        ---------   ---------    ---------
Cash flows from financing activities:
 Additions to debt                        262,827                  262,827
 Reductions in debt                      (251,233)    (28,256)    (279,489)
 Other transactions, net                      220                      220
 Net cash transfers to (from) parent      (13,882)     13,882
                                        ---------   ---------    ---------
  Net cash provided (used) by
   financing activities                    (2,068)    (14,374)     (16,442)
                                        ---------   ---------    ---------
Net increase (decrease) in cash            (1,342)         (8)      (1,350)

Cash at beginning of year                   1,519       1,100        2,619
                                        ---------   ---------    ---------
Cash at end of period                   $     177   $   1,092    $   1,269
                                        =========   =========    =========

                UNC Incorporated and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Overview
--------
The Company's operations are conducted in one business segment which includes: airframe maintenance, modification and retrofit services; avionics and aircraft interior installations; the overhaul and repair of aircraft accessories, aircraft engines and industrial gas turbine engines; the provision of aircraft maintenance and pilot training contract services and the manufacturing and remanufacturing of jet engine and aircraft components.

Quarter Ended September 30, 1996 Compared With Quarter Ended
------------------------------------------------------------
September 30, 1995
------------------
Revenues were $247.9 million in the third quarter of 1996 compared with $137.4 million in the 1995 period, an increase of $110.5 million (80%). Contributing to this increase were revenues of $101.8 million generated by Garrett, acquired May 30, 1996, as well as increases in the volume of other engine overhaul businesses and the Manufacturing and Aviation Services Divisions. These increases were partially offset by a decrease in Accessory Services Division revenues. Operating income in the 1996 quarter increased $6.1 million (95%) to $12.5 million, principally due to the addition of Garrett including $3.0 million of adjustments, net, to previously established restructuring allowances and a multi-employer pension plan withdrawal liability to reflect the impact of the continuing assessment of the net realizability of assets held for sale and the settlement of a multi-employer pension plan withdrawal liability.

Concurrent with the acquisition of Garrett, the Company's overhaul businesses, formerly the Engine Overhaul, Accessory Overhaul and Trading Divisions joined with Garrett to form a new division, the "Garrett Aviation Services Division." Revenues for this newly formed division in the 1996 quarter increased $97.3 million to $143.2 million. The higher revenues are due to $101.8 generated by Garrett, which was acquired May 30, 1996, and an increase in international revenues from other engine overhaul businesses. These increases were partially offset by a decrease in revenues from accessory overhauls due to lower volume of domestic and international business resulting from increased competition from OEM's and initiatives to strengthen the accessory overhaul business by temporarily closing certain operations in the third quarter to improve quality standards in order to meet expected new Federal Aviation Administration regulations. Operating income in the 1996 quarter increased $1.9 million to $5.7 million principally due to the addition of Garrett as discussed above. The increase was partially offset by an operating loss from accessory overhauls principally due to the factors mentioned above and a nonrecurring gain of $2.0 million provided by the Trading Company in the 1995 quarter in connection with the sale of certain property.

The Aviation Services Division revenues of $69.5 million increased $3.8 million (5.7%) in the 1996 quarter. The increase in the 1996 quarter is due to increased activities on federal service type contracts including activities on new programs and increased activities on field service contracts. These increases were partially offset by a decrease in activities on certain international contracts. Operating income of $2.4 million decreased $0.4 million in the 1996 quarter due to lower margins on certain field service and federal contracts.

The Company's Manufacturing Division revenues in the 1996 quarter increased $9.4 million (37%) to $35.2 million. The increase in revenues is principally due to higher volume on U.S. government spares and other commercial engine and airframe programs. Operating income increased $1.9 million (83%) to $4.3 million in the 1996 quarter, principally due to these higher volumes.

Selling, general and administrative expenses in the 1996 quarter were $24.0 million or 9.7% of sales compared with $15.0 million or 10.9% of sales in the 1995 quarter. The increase in selling, general and administrative expenses in the 1996 quarter of $9.0 million is principally due to the acquisition of Garrett.

Interest expense increased $3.7 million in the 1996 quarter compared with the corresponding quarter of 1995, principally due to increased debt incurred in connection with the acquisition of Garrett and the Stearns Company.

Nine Months Ended September 30, 1996 Compared With Nine Months Ended
--------------------------------------------------------------------
September 30, 1995
------------------
Revenues were $570.7 million in the nine-month period ended September 30, 1996, compared with $394.5 million in the 1995 period, an increase of $176.2 million (45%). Contributing to this increase were revenues of $132.7 million generated by Garrett, acquired May 30, 1996, as well as increases in the volume of other engine overhaul businesses and in Manufacturing and Aviation Services Divisions, including a $5.5 million increase in international revenues. These increases were partially offset by a decrease in Accessory Services Division revenues. Operating income in the 1996 period increased $9.1 million (51%) to $27.1 million due to increased volume as previously noted, the addition of Garrett, including $3.0 million of adjustments, net, to previously established restructuring allowances and a multi-employer pension plan withdrawal liability to reflect the impact of the continuing assessment of the net realizability of assets held for sale and the settlement of a multi-employer pension plan withdrawal liability.

Revenues for the newly formed Garrett Aviation Services Division in the 1996 period increased $126.8 million to $261.4 million. The higher revenues are due to $132.7 million generated by Garrett, acquired May 30, 1996, and an increase in international revenues from other engine overhaul businesses. These increases were partially offset by a decrease in revenues from accessory overhauls due to lower volume on domestic and international businesses resulting from increased competition from OEM's and initiatives to strengthen the accessory overhaul business by temporarily closing certain operations in the third quarter of 1996 to improve quality standards in order to meet expected new Federal Aviation Administration regulations. Operating income in the nine-month period in 1996 increased $1.5 million to $12.1 million, principally due to the addition of Garrett as discussed above and increased volume. These increases were partially offset by an operating loss from accessory overhauls, principally due to the factors mentioned above and a nonrecurring gain of $2.0 million provided by the Trading Company in the 1995 period in connection with the sale of certain property.

The Aviation Services Division revenues of $212.6 million increased $27.4 million (15%) in the 1996 period. The increase in the 1996 period is due to increased activities on federal service type contracts awarded in 1996 and toward the end of 1995, increased activities on contract field service contracts and international service contracts. Operating income increased $0.5 million (8%) to $7.0 million in the 1996 period due to increased volume.

The Company's Manufacturing Division revenues in the 1996 period increased $22.0 million (30%) to $96.7 million compared with the 1995 period. The increase in revenues is principally due to higher volume on U.S. government spares and other commercial programs and, to a lesser extent, increased volume from specialized repairs. These increases were partially offset by the loss of revenues attributable to the Company's chemical milled aircraft and engine component business, which was sold in June 1995. Operating income increased $4.4 million (62%) to $11.5 million in the 1996 period, principally due to the higher volumes.

Selling, general and administrative expenses in the 1996 period were $56.2 million or 9.9% of sales compared with $42.5 million or 10.7% of sales in the 1995 period. The increase in selling, general and administrative expenses in the 1996 period of $13.8 million is principally due to the acquisition of Garrett, and an increase in domestic sales and marketing activities, which includes an investment for increased international marketing efforts by the Company's international offices located in Singapore, The Netherlands, China and Miami, Florida, serving Latin America. International revenues increased $5.5 million (7%) to $89.4 million in the 1996 period.

Interest expense increased $4.6 million in the 1996 period as a result of higher average debt levels, principally due to the acquisition of Garrett and the Stearns Company.

The effective income tax rates as a percent of earnings before income taxes were 30% and 35% for the nine-month period ended September 30, 1996 and 1995, respectively. The decrease in the effective rate for 1996 compared with 1995 is due to the expected benefit of certain deferred tax assets not previously realized.

The Defense Department is continuing to close various military bases. A portion of the workload of these bases is being relocated to bases where the Company already performs aircraft maintenance functions. Further consolidation of military training and maintenance contracts is expected as bases are eliminated. Many of Aviation Services Division's contracts are funded by the operations and maintenance ("O&M") budget of the United States Department of Defense. The O&M budget has remained stable over the last four years and is projected to remain relatively flat through the end of the decade, despite a decline in the Department of Defense's overall budget. The Company believes that more maintenance work under the O&M budget will be outsourced in the future to lower cost private sector suppliers, such as the Company, to meet ongoing Department of Defense budget pressures in other budget areas, such as new or modernized weapons systems. There can be no assurance, however, that the Department of Defense will out source significant amounts of additional work to entities such as the Company or that federal budgetary pressures will not adversely affect the Company. In October, the Company was notified that it had been awarded the Fort Rucker training contract ($101.6 million) for the third consecutive five-year period.

The Company's Manufacturing Division continues to receive pricing pressure from certain customers, principally OEMs. The Division has provided price concessions to its principal OEM customers during each of the past four years in anticipation of continuing to receive future orders and to maintain OEM business relationships. The industry is currently experiencing an economic turnaround after several years of depressed conditions due to increased demand for new aircraft. The Company has recently experienced an increase in new commercial orders as a result of this increased demand. These additional orders, along with ongoing productivity enhancements and cost reduction programs instituted by the Company over the past several years has resulted in increased profitability for the Division. However, the OEM customers continue to apply pricing pressure on all suppliers, and the Company expects continuing pressures from certain OEM customers on future pricing.

Continued effort on the part of the U.S. government to reduce defense spending is affecting the demand for military aircraft engines and could also have an impact on the Company's manufacturing operations. This trend is being offset by the Defense Department bypassing OEMS and placing orders directly with subcontractors such as the Company. During the first nine months of 1996 the Company's Johnson Technology unit has booked $44.5 million in military spares orders, which include the production of F110, F404 and TF34 high pressure turbine vanes valued at $28.8 million, $9.2 million and $2.4 million, respectively. The Company's manufacturing operations will capitalize on the opportunities in the military market while focussing its efforts on building the commercial market.

Liquidity and Capital Resources
-------------------------------
Net cash flows from operating activities used $26.3 million in the nine-month period of 1996, which consists of $18.3 million generated by earnings after adjusting for non-cash items, offset by a $32.1 million investment in additional working capital, principally related to the Garrett Aviation Services Division, and an investment of $12.5 million related to changes in noncurrent assets and liabilities. Net cash flows from investing activities used $163.0 million, of which $149.3 million relates to the purchase of Garrett and $6.0 million to the acquisition of the Stearns Company, including related transaction costs, $2.0 million in payments under the terms of earn-out provisions of agreements related to prior acquisitions, and $7.6 million for capital expenditures, which was partially funded by $2.0 million generated from the sale of assets. Net cash provided by financing activities of $194.1 million includes proceeds from the issuance of 11% Senior Subordinated Notes and Convertible Preferred Stock used in the acquisition of Garrett and an increase in revolving credit borrowings, which was used to pay certain transaction costs related to the Garrett acquisition, to fund the acquisition of the Stearns Company, to finance the funds used by operating activities and to fund the additions to property, plant and equipment net of the proceeds from asset sales.

Many of the Company's restructuring goals have been achieved since the program was implemented in June 1994. The Company has generated $49.2 million from the sales of assets, including $25.0 million from the sale of the Company's Connecticut property, $12.0 million from the sale of other under utilized property and equipment, $12.2 million from the sale of other assets, including its helicopter overhaul and refurbishing business in Ozark, Alabama and its chemical milled aircraft and engine component business in Weatherford, Texas. In addition, the Company has closed its JT8 engine overhaul facility in Burbank, California and consolidated the engine overhaul business at its facilities in Millville, New Jersey, and Miami, Florida, and has leased, with an option to purchase for $3.2 million, a portion of the Burbank facility.
Two accessory services facilities in Long Island, New York, have also been consolidated. The disposal of these assets and consolidation of operations, along with implementation of productivity enhancements and staff reductions, have resulted in a reduced cost structure for the Company.

In addition to the cash described above, since June 30, 1994, the Company generated approximately $9.0 million of proceeds from the collection of certain disputed receivables and notes that were written down at the time of the restructuring in connection with efforts made by the Company to accelerate the collection of these troubled receivables and generate additional cash.

Since the restructuring program was implemented, the Company has incurred $19.7 million of cash expenditures against its restructuring accrual. These cash expenditures include employee severance and related costs of $2.5 million, $17.2 million of costs associated with the sale, closing and consolidations of businesses and operations, including $3.8 million of third-party costs associated with the shutdowns, consolidations and sales programs. The Company believes that the remaining restructuring accrual of $1.1 million should be adequate to complete the program.

Capital expenditures in the nine-month period of 1996 amounted to $7.6 million compared with $5.2 million in the 1995 period. It is anticipated that capital expenditures for the balance of 1996 will be financed from internally generated funds, lease arrangements and, if necessary, revolving credit borrowings.

On May 22, 1996, the Company entered into an Amended and Restated Revolving Credit Facility through May 2000, which provides for a borrowing capacity of up to $110 million, subject to borrowing base limitations as defined in the agreement and reduced by outstanding letters of credit. In addition to the $6.5 million in cash on hand, the Company's unused availability under the credit line was $8.1 million at September 30, 1996. In January 1996, the Company purchased in the open market $0.6 million of the 7 1/2% Convertible Subordinated Debentures to satisfy the remaining balance of the March 1996 sinking fund requirement. The Company's debt-to-capitalization ratio at September 30, 1996, was 74.3% compared with 67.2% at December 31, 1995. At September 30, 1996, the Company's working capital was 172.9 million, with a current ratio of 2.0 to 1 compared with $124.1 million with a current ratio of
2.3 to 1 at December 31, 1995.

On May 30, 1996, the Company acquired substantially all of the assets and certain liabilities of Garrett, a leading provider of aviation services in the business aviation aftermarket. The purchase price of approximately $145 million was paid in cash. The financing of the acquisition was accomplished through the issuance of $125 million in 11% Senior Subordinated Notes due 2006 and $25 million in Convertible 8.5% Preferred Stock. In addition, borrowings were made under the Company's Revolving Senior Bank Debt for various transaction costs which, combined with the purchase price, exceeded the amount of funds generated from the issuance of the notes and Preferred Stock.

In September 1996 the Company acquired substantially all of the assets and certain liabilities of the Stearns Company, a manufacturer and supplier of aircraft parts, primarily to original equipment manufacturers. The purchase price was $6.0 million, which was funded through a borrowing under the Company's revolving credit facility.

                   PART 11 - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K
-----------------------------------------
(a) Exhibits                                 Description

Exhibit 11                         Computation of Earnings Per Common
                                   Share


(b) Reports on Form 8-K
-----------------------
On August 12, 1996, the Company filed a Form 8-K/A Amendment to its original Current Report on Form 8-K dated June 11, 1996, in order to file the audited financial statements with respect to the operations of the Garrett Aviation Services business prior to its divestiture by AlliedSignal which were not available at the time the Current Report on Form 8-K was filed.

                UNC Incorporated and Subsidiaries


                            SIGNATURE


Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNC Incorporated



Date: November 12, 1996                 By: /s/Robert L. Pevenstein
                                            -----------------------
                                           Robert L. Pevenstein
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                UNC Incorporated and Subsidiaries

                     SEQUENTIAL EXHIBIT INDEX


Exhibit                                                    Sequential
Number                        Description                     Page
-------     ----------------------------------------       ----------
Exhibit 11  Computation of Earnings Per Common Share

Exhibit 27  Financial Data Schedule (electronically filed)