Form 10-K
period 1996-12-31
UNC INC
filed 1997-03-25
CIK 276104

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number 1-7795

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

                         (410)266-7333
      (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class             Name of Each Exchange on Which Registered
    --------------------             -----------------------------------------
Series B Senior Cumulative Preferred
    Stock                                    New York Stock Exchange

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

YES   X    NO
    ----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 13, 1997 was approximately $249,600,000.

The number of shares of Registrant's Common Stock outstanding on March 13, 1997 was 18,359,406 (excluding 486,500 shares held in treasury).

              DOCUMENTS INCORPORATED BY REFERENCE

None

               UNC INCORPORATED AND SUBSIDIARIES
               ---------------------------------
Item 1.   Business

Proposed Merger

Original Agreement
------------------
   On February 13, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Original Merger Agreement") with Greenwich Air Services, Inc. ("Greenwich") pursuant to which the Company would be merged into, and thereby become, a wholly-owned subsidiary of Greenwich. Under the Original Merger Agreement, each of the Company's "Common Stock Equivalents" (as defined in the Original Merger Agreement) would be valued at not less than $14.00 and each holder of the Company's Common Stock Equivalents would be entitled to receive that number of shares of Class B nonvoting Common Stock, par value $.01 per share, of Greenwich ("Greenwich Class B Stock") as is determined by multiplying the number of shares of the Company's Common Stock Equivalents held by such holder by the Exchange Ratio.

   Subject to adjustment upon the occurrence of certain events set forth in the Original Merger Agreement, "Exchange Ratio" means the fraction (expressed as a decimal to the nearest ten thousandth) determined as follows:

   (a) if the average of the closing prices of a share of Greenwich Class
B Stock, as reported on The Nasdaq National Market, for the twenty trading days immediately preceding the closing date(the "Closing Date Market Value") is less than or equal to $24.86, the Exchange Ratio is $14.00 divided by the Closing Date Market Value;

   (b) if the Closing Date Market Value exceeds $24.86, but is less than or equal to $28.59, the Exchange Ratio is 0.5632; and

   (c) if the Closing Date Market Value exceeds $28.59, then the Exchange Ratio is $16.10 divided by the Closing Date Market Value.

   In general, the merger consideration would be payable to the holders of the Company's Common Stock Equivalents solely in shares of Greenwich Class B Stock. Subject to the limitations and conditions set forth in the Original Merger Agreement, however, such holders would be entitled, in accordance with the procedures set forth in the Original Merger Agreement, to elect to receive all or a portion of the merger consideration in cash; provided, however, that Greenwich would not be obligated to pay in cash an aggregate amount which exceeds fifty (50%) percent of the aggregate merger consideration payable to all holders of the Company's Common Stock Equivalents computed at $14.00 per share.

Amended and Restated Agreement
------------------------------
   On March 9, 1997, the Company entered into an Amended and Restated Agreement and Plan of Merger (the "Amended Merger Agreement") modifying and restating the terms of the Original Merger Agreement. The Amended Merger Agreement modifies, among other things, the consideration to be received by holders of shares of the Company's Common Stock and Series B Preferred Stock by virtue of the UNC-Greenwich Merger. Pursuant to the Amended Merger

Agreement, holders of the Company's Common Stock will be entitled to receive at the Effective Time (as defined in the Amended Merger Agreement) $15.00 in cash for each share of Common Stock then currently issued and outstanding and holders of the Company's Series B Preferred Stock will be entitled to receive an amount equal to $15.00 multiplied by the number of shares of the Company's Common Stock into which such Series B Preferred Stock is convertible immediately before the Effective Time.

   Concurrently with the execution and delivery of the Amended Merger Agreement, Greenwich, General Electric Company, a New York corporation ("GE"), and GB Merger Corp., a wholly-owned subsidiary of GE, entered into an Agreement and Plan of Merger pursuant to which those parties have agreed that Greenwich will merge with GB Merger Corp. (the "GE-Greenwich Merger"), thereby becoming a wholly-owned subsidiary of GE.

   Consummation of the UNC-Greenwich Merger pursuant to the Amended Merger Agreement is subject to a number of conditions, including approval by the stockholders of the Company entitled to vote thereon, certain regulatory approvals, and satisfaction of waiver of all conditions to the GE-Greenwich Merger. The GE-Greenwich Merger is, in turn, subject to a number of conditions, including approval by the Greenwich stockholders entitled to vote thereon and certain regulatory approvals. If the GE-Greenwich Merger is terminated for any reason, the Amended Merger Agreement provides, in effect, that the terms of the Original Merger Agreement will once again become effective, with certain modifications.

Operations Overview

   The Company's operations are conducted in one business segment which includes: airframe maintenance, modification and retrofit services; avionics and aircraft interior installations; the overhaul and repair of aircraft engines and accessories and industrial gas turbine engines; the provision of aircraft maintenance and pilot training contract services and the manufacturing and remanufacturing of jet engine and aircraft components. The Company groups these operations into three major operating activities: Garrett Aviation Services, Manufacturing and Aviation Services.

   - Garrett Aviation Services is a leading provider of engine, airframe and accessories services to the business aviation and regional airline aftermarket.

   - Aviation Services is a leading provider of aircraft maintenance, logistics support, system integration and aviation training services to the United States military, as well as to domestic and foreign government agencies.

   - Manufacturing provides specialized turbine engine and airframe manufacturing services to original equipment manufacturers ("OEMs") including General Electric, Pratt & Whitney and Boeing as well as directly to the United States military.

Garrett Aviation Services

   The Company acquired the assets and operations of Garrett on May 29, 1996 from a management led investor group which had previously acquired Garrett from AlliedSignal Aerospace in a leveraged buyout transaction in June 1994 (the "1994 LBO"). The Garrett hangar facilities had been the engine and aircraft maintenance arm of AlliedSignal, Inc. ("AlliedSignal") a manufacturer of business jet engines and engine spare parts, including various models of the TFE731 turbofan engine and TPE331 turboprop engine.

   As part of the 1994 LBO AlliedSignal entered into a 15-year operating agreement (the "Operating Agreement"). The Operating Agreement, which lasts through 2009 (plus renewal options), provides Garrett with full access to the AlliedSignal engine rental pool, which better allows customers to maintain full use of their aircraft while awaiting completion of major engine overhauls. Garrett has a 70% market share in North America servicing the AlliedSignal TFE731 turbofan engine, which is the leading business jet engine in the world. This original equipment manufacturer ("OEM") sponsored status also provides Garrett with an opportunity to capture airframe and avionics revenues.

   Garrett provides its services through six coast-to-coast "fly-in" hangar facilities at the following airports: Van Nuys, California; Los Angeles International; Houston Intercontinental; Augusta, Georgia; Springfield, Illinois; and Long Island, New York.

   Concurrent with the Company's acquisition of Garrett (the "Garrett Acquisition"), the Company's overhaul businesses, formerly the Engine Overhaul, Accessory Overhaul and Trading businesses, were combined with Garrett to form the Garrett Aviation Services businesses (the "Garrett Businesses"). The reorganization of the group of businesses is the product of the Company's strategy to focus increasingly on business aviation and military services, while limiting its focus to commercial aviation. The Company believes that it is a global leader in providing aftermarket to the business aviation market.

   In addition, the Garrett Businesses maintain operations in Millville, New Jersey; Miami, Ft. Lauderdale and Coconut Creek, Florida; and Grand Prairie and Odessa, Texas, along with four satellite operations located in Atlanta, Georgia; Dayton, Ohio; Van Nuys, California; and Wichita, Kansas.

   The Garrett Businesses provide business and regional airline customers with a total service concept, providing "one-stop" customer service from the original completion and customization of aircraft after release from the factory, followed by decades of ongoing engine, airframe and avionics maintenance and upgrade services. The range of services includes the following:

   Turbine Engine Services. The Garrett Businesses provide extensive turbofan and turboprop engine maintenance services, including engine line maintenance, mid-point original equipment manufacturers ("OEMs") scheduled inspections, and major engine maintenance and overhaul and have OEM authorizations to service over 70 engine types from a variety of leading engine OEMs. These OEMs include AlliedSignal, General Electric, Pratt & Whitney and Rolls Royce. The engines are primarily for fixed wing aircraft, but also include Allison and Pratt & Whitney turbine-powered helicopter engines. This array of engine types along with the Company's established position in the overhaul of engines and components provides the Company with the ability to lower the customer's total engine repair cost and enhance turntimes, through the use of a wide range of factory and FAA approved parts repair procedures.

   In addition to aircraft engines, the Garrett Businesses service auxiliary power units ("APUs"), which are turbine power units generally used to provide standby power for aircraft while on the ground.

   Airframe Maintenance and Overhaul. The Garrett Businesses also provide airframe services to the business aviation market, including exterior painting, airframe maintenance, engine retrofit programs, new aircraft completions and interior refurbishment. These services are provided at the six hangar facilities with each hangar specializing in several airframe types. Each facility has the ability to provide customized interior work, including the design and installation of interior fabrics, woodwork and accessories. Corporate aircraft are increasingly being redesigned to become "in-flight global offices," with the availability of global satellite communications equipment allowing for incoming and outgoing digital telephone, facsimile and computer modem communications at all points of the globe. Recent advances in this communications technology and other in-flight electronic services, including first-class equivalent individualized video monitors, provide a continuing demand for total interior refurbishment.

   The Garrett Businesses are enjoying strong growth in airframe revenues, due largely to the following: (a) the acquisition by Garrett of The Jet Center in September 1994, which expanded its airframe capabilities at the Van Nuys, California airport; (b) Garrett's decision after the 1994 LBO to place added emphasis on airframe and avionics work, which had not been a large focus previously of AlliedSignal; and (c) the joining of the Company's Millville, New Jersey, engine overhaul capabilities with those of Garrett's thereby providing the ability to service more easily a full range of airframe types, rather than simply those powered by AlliedSignal engines. The principal airframes serviced include GulfStream, Challenger, Lear, Falcon, Citation, Hawker, Westwind, Jetstar, Astra and Beechcraft.

   Avionics Installation. The Garrett Businesses are the largest independent distributor of avionics equipment in the business aviation market, with authorizations from the three leading avionics OEMs: AlliedSignal, Collins and Honeywell. Advances in technology are causing more frequent replacement and refurbishment of avionics and communications systems. The availability of global satellite communications technology requires integration of front-cabin and passenger cabin electronics, which provides the Garrett Businesses with a significant business opportunity.

   Accessory Overhaul. The accessory overhaul operation includes the repair and overhaul of a wide range of hydraulic, pneumatic and electro-mechanical aircraft components, including constant-speed drives, actuators, fuel accessories and other essential aircraft items.

   Spare Parts Distribution. A major service area is the distribution of spare parts and components. These parts are used both in the Company's engine overhaul activities and for more general redistribution to other service providers. Although generating a lower margin than many of the other operations of the Company, the spare parts business presents major new business opportunities as the aviation industry continues to consolidate by providing, for example, pools of rotable parts and components, which help customers maintain flight status while awaiting parts repairs.

   Industrial Turbine Engines. The Company has a growing market presence in the maintenance, packaging and sale of industrial turbine units, used principally for small to medium sized independent power plants (generally units ranging from 1 megawatt to 50 megawatts) and for remote oil field and other applications. The turbine units are generally derivative from aviation turbine engines, having similar maintenance requirements and demanding similar technical knowledge.

   Competition. The engine overhaul businesses compete with a variety of fixed base operators, aircraft repair, and engine overhaul entities, although many of these provide only light-level engine maintenance. Primary competitors include KC Aviation, Duncan Aviation, Premier Turbine (a unit of Sabreliner), AlliedSignal, General Electric, Pratt & Whitney, Rolls-Royce, Dallas Airmotive, Standard Aero, National Airmotive, Bizjet, Bombardier, and others.

   Accessory overhaul operations compete with a large number of smaller service facilities and with certain OEM's that provide aftermarket services for their competitors' products. Quality and reliability of service, prompt turn-around time, price, and customer service are major competitive factors in the engine overhaul and component services businesses.

Aviation Services

   The Aviation Services business is based in Annapolis, Maryland and has field offices in Oklahoma City, Oklahoma, Pensacola, Florida, and San Antonio, Texas as well as operations at a number of military bases. The operating margins in the Aviation Services business are lower than those in the other operating groups within the Company. The Aviation Services business, however, produces relatively high returns on invested capital because very little capital investment is required. The earnings of the Aviation Services business are also relatively stable, due to the existence of multi-year contracts and substantial backlogs.

   The Aviation Services business is divided into three operating activities:
Federal Services, Contract Field Services and International Services.

   Federal Services. Federal Services is a leader in aircraft maintenance, contract logistics support, systems integration and aircrew training for the United States military. The demand for these services derives from a growing trend within the military to outsource an increasing percentage of their ongoing maintenance and training requirements. Contract awards are based on best value criteria, which requires high technical ratings, a low price and demonstrated past performance.

   Contract Field Services. Contract Field Services has for more than 35 years provided depot-level and below-depot-level maintenance, repair, modification and logistical services for virtually every Department of Defense weapon. Through the Contract Field Teams ("CFT") program, the Company serves the U.S. Army, Navy, Air Force, Coast Guard, and National Air and Space Administration. One major CFT program for the U.S. Army manages and performs maintenance for the operating equipment in support of the military's worldwide prepositioned ship program. The business is one of only four companies holding the recurring CFT contract administered by the United States Air Force. Other CFT contracts are held by DynCorp, Lockheed, and Raytheon (Serv-Air).

   International Services. International Services provides maintenance program management and logistical services to customers worldwide. The Company is the largest service contractor to the Royal Saudi Air Force, providing F-5 jet fighter technical and logistical support, C-130 cargo aircraft logistical support and other services. In addition, the Company provides electronic repair and support functions to the Royal Saudi Naval Forces.

   Competition. The Company's major competitors in the Aviation Services business are DynCorp, Raytheon Aerospace Services (formerly Beech Aircraft Services and Serv-Air), Northrop-Grumman Services, Lockheed Martin Logistics Management, McDonnell Douglas Services, and Reflectone Training Services.

Manufacturing

   The Company's Manufacturing business focuses on sophisticated technical manufacturing services, principally on an outsourcing basis for major engine and airframe OEMs. The Company maintains manufacturing operations in:
Muskegon, Michigan; Terre Haute, Indiana; Addison, Texas; and Seattle and Woodinville, Washington.

   The Manufacturing business has focused on niche markets in the aviation industry in which it can establish a leading position. An advantage of the manufacturing services outsourcing orientation is that the Company has not needed to invest significantly in research and development costs or new development. The range of products and services include the following:

   Turbine Engine Nozzles and Vanes. The Michigan engine component manufacturing operation, founded in 1963 and acquired by the Company in 1993, is one of the leading independent producers and repair sources of high technology turbine nozzles and vanes, both on an outsourcing basis and directly as replacement parts for the U.S. military. These nozzles and vanes are manufactured to extreme tolerances, using the latest manufacturing technologies, including electrochemical deep hole drilling, laser drilling and electro-discharge machining. Advanced metallurgical experience is also an important competitive advantage. Most of the blades and vanes are manufactured for large engines. The business has been expanding capacity to meet customer demand, which has grown with the backlog of new aircraft and engines which are on order. It is one of three of the Manufacturing operations which has achieved ISO 9000 certification.

   Engine Components Manufacturing. The Indiana manufacturing operation, founded in 1955 and acquired by the Company in 1988, is one of the nation's leading outsource manufacturers of turbine engine components, including air manifolds, engine cases and other complex fabricated components.

   Component Repair. The component repair business reconditions complex engine components to serviceable condition including vanes, seals, liners, and gearboxes and cases.

   Aerostructures. The Aerostructures operation, founded in 1965 and acquired by the Company in 1993, is a leading manufacturer of structural components and sheet metal subassemblies for major aircraft manufacturers and serves as a first-tier supplier to Boeing. Other principal customers include Northrop, Vought, Bell Helicopter, Lockheed and Grumman.

   In September 1996, the Company acquired all of the assets and certain liabilities of the Stearns Company, a Seattle-based manufacturer and supplier of structural aircraft parts, principally to Boeing. The purpose of this acquisition was to increase the Company's aerostructure manufacturing capacity at a time of increasing market demand.

   Competition. The Company's Manufacturing operation compete with OEMs, Chromalloy, Meyer Tool, Howmet, Walbar, the Barnes Group, Ketema, Chemtronics, Windsor Airmotive, NORDAM PSD, and Pyromet. Aerostructures competes with Ace Clearwater, Dynabil Industries, Monitor Aerospace, AeroChem, and ChemFab. Price, quality, and customer service are major competitive factors in this business.

Government Regulation:

   All of the Company's overhaul and repair operations are licensed by the Federal Aviation Administration ("FAA") in their respective specialties and are subject to applicable FAA rules and regulations.

Backlog:

   As of December 31, 1996, the total contract price of the backlog of orders for manufactured engine and airframe parts and aviation contract services for the military, including option years, believed to be firm was approximately $557.1 million, and approximately 70% of the orders or services represented thereby have been or are currently expected to be filled during 1997. As of December 31, 1995, the total backlog was approximately $646.1 million.

Employees:

   As of December 31, 1996, the Company had 7,449 employees.

Export Sales:

   For information related to sales to foreign countries, reference is made to Note 17 to the Company's Notes to Consolidated Financial Statements.

Item 2. Properties.

   The principal executive offices of the Company are located at 175 Admiral Cochrane Drive, Annapolis, Maryland. The executive offices are leased and are comprised of approximately 25,500 square feet in a modern office building.

   The following table sets forth certain information regarding the Company's operating facilities as of December 31, 1996.

                                           Approximate
        Location                          Square Footage         Title
        ------------                      --------------         -----
Garrett Aviation Services (1)
   Millville, New Jersey                         260,000        Leased
   Coconut Creek, Florida                          4,000        Leased
   Miami, Florida                                 46,000        Leased
   Odessa, Texas                                  36,500        Leased
   Little Rock, Arkansas                           6,000        Leased
   Los Angeles, California                       127,260        Leased
   Van Nuys, California                           80,000        Leased
   Augusta, Georgia                               96,604        Leased
   Springfield, Illinois                         241,143        Leased
   Ronkonkoma, New York                          116,685        Leased
   Houston, Texas                                114,851        Leased
   Ft. Lauderdale, Florida                        21,000        Leased
   Millville, New Jersey                          20,000        Leased
   Bayshore, New York                             41,000         Owned
   Grand Prairie, Texas                           41,700         Owned
   Burbank, California (closed)                  120,000         Owned

Aviation Services
   Pensacola, Florida                              2,600        Leased
   Annapolis, Maryland                             5,100        Leased
   Oklahoma City, Oklahoma                        36,700        Leased
   San Antonio, Texas                             10,000        Leased

Manufacturing Services
   Terre Haute, Indiana                          212,000         Owned
   Terre Haute, Indiana                           66,000        Leased
   Muskegon, Michigan                            105,000         Owned
   Addison, Texas                                 20,000        Leased
   Everett, Washington                           135,000        Leased
   Woodinville, Washington                        55,000        Leased
   ______________________

(1) This Group also leases facilities in five states aggregating approximately 10,000 square feet.

Item 3.  Legal Proceedings.

     See the description of litigation and contingencies in Note 11 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                            PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder
         Matters.

     The principal market for the common stock of UNC Incorporated is the New York Stock Exchange. At December 31, 1996, there were 6,164 holders of record of common stock. The accompanying table sets forth the high and low prices for UNC's common stock in the periods indicated. See Note 7 of Notes to Consolidated Financial Statements for a description of restrictions on the payment of dividends.

                          1996                1995
                   ------------------  ------------------
Quarter Ended       High      Low       High      Low
-------------      ------    ------    ------    ------
March 31           $ 8.13    $ 5.63    $ 6.25    $ 4.63
June 30            $ 9.50    $ 7.25    $ 6.00    $ 4.75
September 30       $ 9.38    $ 7.38    $ 6.75    $ 5.25
December 31        $12.00    $ 8.63    $ 6.63    $ 5.00

The closing price on December 31, 1996 and December 29, 1995 was $ 12.00 and $6.00, respectively.

The closing price of the Company's common stock on March 13, 1997 was $14.25.

Item 6.  Selected Financial Information
         (Dollars and shares in thousands except per share amounts)

                                                Year Ended December 31
                                 ------------------------------------------------
                                   1996      1995      1994      1993      1992
                                 --------  --------  --------  --------  --------
OPERATING RESULTS
 Revenues                        $832,063  $536,243  $525,833  $438,293  $365,152
                                 ========  ========  ========  ========  ========
 Earnings (loss) before
   extraordinary item            $  7,624  $  1,923  $(67,932) $ 11,594  $ 11,369
  Extraordinary item -
   early retirement of debt                                        (532)
                                 --------  --------  --------  --------  --------
  Net earnings (loss)               7,624     1,923   (67,932)   11,062    11,369
  Preferred stock dividends         1,249
                                 --------  --------  --------  --------  --------
  Net earnings (loss)
   applicable to common stock    $  6,375  $  1,923  $(67,932) $ 11,062  $ 11,369
                                 ========  ========  ========  ========  ========
 Earnings (loss) per share
  Primary
   Before extraordinary item     $    .35  $    .11  $  (3.89) $    .67  $    .66
   Extraordinary item-early
     retirement of debt                                            (.03)
                                 --------  --------  --------  --------  --------
  Net earnings (loss)            $    .35  $    .11  $  (3.89) $    .64  $    .66
                                 ========  ========  ========  ========  ========
  Fully diluted
   Before extraordinary item     $    .34  $    .11  $  (3.89) $    .67  $    .66
   Extraordinary item-early
     retirement of debt                                            (.03)
                                 --------  --------  --------  --------  --------
  Net earnings (loss)            $    .34  $    .11  $  (3.89) $    .64  $    .66
                                 ========  ========  ========  ========  ========

  (Dollars and shares in thousands except per share amounts)

                                                 Year Ended December 31
                                 ------------------------------------------------
                                   1996      1995      1994      1993      1992
                                 --------  --------  --------  --------  --------
Weighted average number of
 shares outstanding
  Primary                          18,056    17,666    17,474    17,356    17,279
  Fully diluted                    18,638    17,910    17,860    17,859    17,669
FINANCIAL POSITION DATA
  Working capital               $ 176,679  $124,098  $100,174  $150,200  $128,150
  Current ratio                  1.9 to 1  2.3 to 1  1.7 to 1  2.5 to 1  3.1 to 1
  Total assets                  $ 748,296  $446,261  $468,034  $506,133  $391,082
  Total long-term debt,
   including current
   portion                      $ 372,946  $205,081  $214,323  $197,283  $125,723
  Shareholders' equity          $ 136,279  $100,152  $ 98,897  $165,486  $155,639
  Total debt to
   capitalization                   73.2%     67.2%     68.4%     54.4%     44.7%
  Return on average common
   shareholders' equity              6.0%      1.9%                6.9%      7.6%
OTHER
  Capital expenditures          $   9,630  $  6,767  $ 10,299  $ 11,250  $  6,602
  Depreciation and
   amortization                 $  18,690  $ 12,491  $ 12,727  $ 11,477  $ 10,378
  Employees                         7,449     5,730     5,410     6,430     3,383
  Shareholders                      6,164     6,432     6,715     7,029     7,371

See Notes 2 and 14 of Notes to Consolidated Financial Statements for matters affecting operations and Note 3 of Notes to Consolidated Financial Statements for a description of proposed merger and acquisitions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The Company's operations are conducted in one business segment which includes: airframe maintenance, modification and retrofit services; avionics and aircraft interior installations; the overhaul and repair of aircraft engines and accessories and industrial gas turbine engines; the provision of aircraft maintenance and pilot training contract services and the manufacturing and remanufacturing of jet engine and aircraft components.

   The Company groups these operations into three major operating activities:
Garrett Aviation Services; Manufacturing; and Aviation Services. Concurrent with the acquisition of the assets and operations of Garrett on May 29, 1996 (the "Garrett Acquisition") the Company's overhaul businesses, formerly the Engine Overhaul, Accessory Overhaul and Trading businesses, combined with Garrett to form Garrett Aviation Services businesses (the "Garrett Businesses").

1996 Compared With 1995
-----------------------
   Revenues were $832.1 million in 1996 compared with $536.2 million in 1995, an increase of $295.9 million (55%). Contributing to this overall increase were revenues of $245.0 million generated by the Garrett Acquisition and $2.8 million from Stearns Company ("Stearns"), acquired in September 1996, as well as increased volume from the Manufacturing and Aviation Services businesses, including a $4.3 million increase in international revenues. These increases were partially offset by a decrease in accessory services overhauls.
Operating income in 1996 increased $19.4 million (87%) to $41.7 million due to increased volume, the acquisition of Garrett and Stearns and $3.0 million of adjustments, net, to previously established restructuring allowances and a multi-employer pension plan withdrawal liability to reflect the impact of the continuing assessment of the net realizability of assets held for sale and the settlement of the multi-employer pension plan withdrawal liability.

   Revenues for the Garrett Businesses increased $233.3 million in 1996 to $414.7 million. The higher revenues were due to $245.0 million generated by the Garrett Acquisition, increases of $7.2 million in domestic and international revenues from other engine overhauls and an increase of $2.6 million from the overhaul and repair of industrial turbine engines. These increases were partially offset by a decrease in revenues of $17.4 million from accessory overhauls due to lower volume resulting from increased competition from OEMs, the elimination of certain low margin product lines and initiatives to strengthen the accessory overhaul business by temporarily closing certain operations in the third quarter of 1996 to improve quality standards in order to meet expected new Federal Aviation Administration regulations and a decrease of $2.1 million from aircraft parts sales. Also, 1995 included a nonrecurring gain of $2.0 from the sale of certain property. Operating income in 1996 increased $12.7 million to $23.4 million, of which $17.4 million was generated by the Garrett Acquisition, $3.0 million from adjustments described above and $1.0 million from other business activities. These increases were partially offset by an operating loss from accessory overhauls of $6.7 million, principally due to the factors described above and a nonrecurring gain of $2.0 million in 1995 regarding the sale of certain property.

   Aviation Services business revenues of $284.1 million increased $32.9 million (13%) in 1996. The higher revenues in 1996 are due to an increase of $20.8 million in activities on Federal Services contracts awarded towards the end of 1995, an increase of $12.7 million from Contract Field Services due to the addition of a major program during 1996, and an increase of $1.8 million in international revenues due to the award of new contracts during 1996. These increases were partially offset by a $2.4 million reduction in pilot training activities on certain contracts. Operating income increased $1.4 million (15%) to $11.0 million in 1996 principally due to these higher volumes.

   The Company's Manufacturing business revenues in 1996 increased $29.6 million (29%) to $133.2 million compared with 1995. The increase in revenues is principally due to higher volume on U.S. government contracts and commercial programs of $28.3 million, including $2.8 million generated by the acquisition of Stearns in September 1996 and increased volume from specialized repairs of $3.1 million. These increases were partially offset by the loss of $1.8 million in revenues attributable to the Company's chemical milled aircraft and engine component business which was sold in June 1995. Operating income increased $5.6 million (52%) to $16.3 million in 1996 principally due to higher volume.

   Selling, general and administrative expenses in 1996 were $82.7 million or 9.9% of sales compared with $57.0 million or 10.6% of sales in 1995. The increase in selling, general and administrative expenses in 1996 of $25.7 million is principally due to the acquisition of Garrett, and an increase in domestic sales and marketing activities, which includes an investment for increased international marketing efforts by the Company's international offices located in Singapore, Amsterdam, Beijing and Miami, Florida, which services Latin America.

   Interest expense increased $9.6 million in 1996 as a result of higher average debt levels, principally due to the acquisitions of Garrett and Stearns.

   Effective income tax rates as a percent of earnings before income taxes were 30% and 35% for 1996 and 1995, respectively. The decrease in the deferred tax valuation allowance of $2.1 million in 1996 was due to the realization of current income tax benefits resulting from the reversal of temporary differences against financial statement income. The amount of deferred tax valuation allowance is determined based upon management's evaluation of the net realizability of the future income tax benefits, considering expiration of net operating losses and predictability of future income, including the impact of the Company's restructuring program and the timing of reversal of temporary differences.

   The Defense Department is continuing to close various military bases. A portion of the workload of these bases is being relocated to bases where the Company already performs aircraft maintenance functions. Further consolidation of military training and maintenance contracts is expected as bases are eliminated. Many of Aviation Services's contracts are funded by the operations and maintenance ("O&M") budget of the United States Department of Defense. The O&M budget has remained stable over the last four years and is projected to remain relatively flat through the end of the decade, despite a decline in the Department of Defense's overall budget. The Company believes that more maintenance work under the O&M budget will be outsourced in the future to lower cost private sector suppliers, such as the Company, to meet ongoing Department of Defense budget pressures in other budget areas, such as new or modernized weapons systems. There can be no assurance, however, that the Department of Defense will outsource significant amounts of additional work to entities such as the Company or that federal budgetary pressures will not adversely affect the Company. In October, the Company was notified that it had been awarded the Fort Rucker training contract ($101.6 million) for the third consecutive five-year period.

   The Company's Manufacturing business continues to receive pricing pressure from certain customers, principally OEMs. Price concessions have been provided to certain OEM customers during each of the past four years in anticipation of continuing to receive future orders and to maintain OEM business relationships. The industry is currently experiencing an economic turnaround after several years of depressed conditions due to increased demand for new aircraft. The Company has recently experienced an increase in new commercial orders as a result of this increased demand. These additional orders, along with ongoing productivity enhancements and cost reduction programs instituted by the Company over the past several years has resulted in increased profitability. However, the OEM customers continue to apply pricing pressure on all suppliers, and the Company expects continuing pressures from certain OEM customers on future pricing.

   Continued effort on the part of the U.S. government to reduce defense spending is affecting the demand for military aircraft engines and could also have an impact on the Company's manufacturing operations. This trend is being offset by the Defense Department bypassing OEMs and placing orders directly with subcontractors such as the Company. The Company's Michigan engine component manufacturing facility continues to receive orders under multi-year contracts for military spares parts, which include the production of high pressure turbine vanes for the F110 and F404 engines. Sales of spares parts sold directly to the U.S. military services were approximately $37 million in 1996. The Company's manufacturing operations will capitalize on the opportunities in the military market while focusing its efforts on building the commercial market.

1995 Compared With 1994
-----------------------
   Revenues were $536.2 million in 1995 compared with $525.8 million in 1994, an increase of $10.4 million (2%). This increase in revenues was the result of an increase of $25.7 million (29.4%) in international sales, offset by a reduction in revenues due primarily to the closing of the overhaul facility located in Burbank, California, and the sale of two operating businesses in connection with the Company's 1994 restructuring program. Operating income was $22.4 million in 1995 compared with an operating loss of $61.0 million in 1994. Included in the 1994 results were a restructuring provision of $58.7 million, a one-time charge of $9.6 million for adjustments described below and a $14.0 million multi-employer pension withdrawal adjustment.

   Revenues for the Garrett Businesses in 1995 increased $6.1 million (3.5%) to $181.4 million. The higher revenues in 1995 were due to an increase in small engine overhauls of $8.6 million, an increase of $3.9 million from the overhaul and repair of aircraft accessories for domestic and international customers, an increase of $4.3 million from the repair of industrial turbine engines and $3.2 million from parts provisioning due to increased volumes. These revenue increases were partially offset by a loss of $11.4 million in revenue resulting from the closing of the engine overhaul facility in Burbank, California, at the end of 1994, as part of the Company's restructuring program. The 1994 period also included $2.5 million from the leveraged lease of an aircraft which was sold in December 1994. Operating income in 1995 was

$8.8 million compared with a loss of $4.2 million in 1994. Included in the 1994 results were a $14.0 million non-recurring charge for the withdrawal from a multi-employer pension plan (see Note 14 of Notes to Consolidated Financial Statements) and a one-time charge of $1.1 million for an increase in the allowance for doubtful accounts for receivables related to litigation and the bankruptcy of certain customers.

   Aviation Services business revenues of $251.2 million increased $5.1 million (2%) in 1995. The increase in 1995 is due in part to higher revenues generated on U.S. Government contracts for pilot training of $7.3 million, an increase in contract field teams services of $1.8 million, and an increase of $4.0 million for activities on an international contract that was awarded in the latter part of 1994. These increases in revenues were partially offset by a reduction in aircraft maintenance activities on U.S. Government contracts of $3.3 million and a loss of $4.7 million in revenues due to the sale of UNC Helicopter in December 1994, as part of the Company's restructuring strategy. Operating income decreased $1.9 million (17%) to $9.6 million in 1995 due to a nonrecurring credit in 1994 of $2.3 million related to certain insurance adjustments, $1.4 million to lower margins on international contracts and $0.9 million to a reduction in aircraft maintenance activities. These reductions were partially offset by a $2.7 million increase in income from pilot training and contract field teams services.

   The Company's Manufacturing business revenues in 1995 decreased $2.8 million (3%) to $103.6 million compared with 1994. The decrease in revenues is due to lower volume at the Company's engine components manufacturing facility in Indiana of $7.7 million and to a loss of $3.1 million of revenue attributable to the Company's chemical milled aircraft and engine components facility in Texas, which was sold in June 1995 as part of the Company's restructuring strategy. These decreases were partially offset by higher volume at the Company's Michigan engine component manufacturing facility of $3.1 million due to increased activities on U.S. Government programs and higher volume of $4.9 million at other manufacturing facilities, principally due to new orders at the aerostructures manufacturing facility in the State of Washington. Operating income was $10.7 million in 1995 compared with $6.6 million in 1994. The 1994 period included a one-time charge of $3.5 million for an adjustment to cost estimates on long-term manufacturing contracts.
This charge resulted from a reevaluation of total costs to be incurred under long-term production contracts with OEM customers, necessitated by a reduced level of orders and the impact of recent price concessions that were provided the OEM's under these contracts. As a result of these events, it was determined that the increasing overhead rates, resulting in higher overhead charges to the contracts in conjunction with higher production costs resulting from these lower volumes, required an adjustment to the carrying value of inventory under the contracts.

   Selling, general and administrative expenses in 1995 were $57.0 million or 10.6% of sales compared with $69.8 million or 13.3% of sales in 1994. The decrease in selling, general and administrative expenses in 1995 is due to the closing of the Burbank engine overhaul facility, the sale of UNC Helicopter in December 1994, the sale of the Texas chemical milled aircraft and engine components facility in June 1995 and other cost savings resulting from the restructuring program initiated in the second quarter of 1994. Also included in 1994 was a one-time charge of approximately $ 6.1 million for an increase in the allowance for doubtful notes and accounts (included in this amount are the allowance adjustments described above) and the writeoff of expenses incurred in connection with an acquisition that was not consummated. Selling general and administrative costs also include an investment for increased international marketing efforts by the Company's international offices. As a result, international sales have increased $25.7 million (29.4%) and $27.9 million (47.1%) in 1995 and 1994, respectively. (See Note 17 of "Notes to Consolidated Financial Statements.")

   Interest expense increased $1.0 million (5.2%) in 1995, principally due to higher average debt levels.

   The income tax provision for 1995 of $1.0 million results from the Company reporting $3.0 million in earnings before income taxes and extraordinary item. In 1994, the Company recognized an income tax benefit of $13.5 million as a result of incurring a loss before income taxes and extraordinary item of $81.4 million. (See Note 12 of "Notes to Consolidated Financial Statements" for a reconciliation of the statutory federal income tax rate to the Company's effective tax rate.)

Liquidity and Capital Resources
-------------------------------
   The Company's operating activities used $5.7 million in 1996, which consists of $26.7 million generated by earnings after adjusting for noncash items, offset by a $27.6 million investment in additional working capital and an investment of $4.8 million related to changes in noncurrent assets and liabilities. Investing activities used $158.8 million during 1996 of which $149.9 million related to the Garrett Acquisition, including transaction costs, $6.0 million related to the acquisition of Stearns, $2.0 million in payments under the terms of earn-out provisions of an agreement related to a prior acquisition and $9.6 million for capital expenditures. Cash of $8.7 million was generated from the sale of assets. Net cash provided by financing activities of $181.2 million includes proceeds from the issuance of 11% Senior Subordinated Notes and Convertible Preferred Stock used in the Garrett Acquisition and an increase in revolving credit borrowings, which were used to pay certain transaction costs related to the Garrett Acquisition, to fund the acquisition of the Stearns Company and to provide the funds used by operating activities.

   The Company has approximately $36.2 million of net operating loss carry-forwards that can be applied against future taxable income, which the Company expects will significantly reduce its future federal income taxes.

   The Company's debt-to-capitalization ratio at December 31, 1996 was 73.2% compared with 67.2% at December 31, 1995. At December 31, 1996, the Company's working capital was $176.7 million, with a current ratio of 1.9 to 1 compared with $124.1 million with a current ratio of 2.3 to 1 at December 31, 1995. Capital expenditures in 1996 amounted to $9.6 million compared with $6.8 million in 1995.

   The Company's Amended and Restated Revolving Credit Agreement provides for a borrowing capacity of up to $112 million through May 2000 and is subject to borrowing base limitations as defined in the agreement and reduced by outstanding letters of credit. In addition to the $18.4 million in cash on hand, the Company's unused availability under the credit line was $21.8 million at December 31, 1996. In February 1997, the Company received a commitment from the lead bank under its revolving credit facility to issue a secured standby letter of credit not to exceed $13.2 million. The Company considers these resources, coupled with cash expected to be generated by borrowings adjusted for noncash items, to be sufficient to meet its foreseeable funding needs, including anticipated capital expenditures.

   On May 29, 1996, the Company acquired substantially all of the assets and certain liabilities of Garrett, a leading provider of aviation services in the business aviation aftermarket. The purchase price of approximately $145 million was paid in cash. The financing of the acquisition was accomplished through the issuance of $125 million in 11% Senior Subordinated Notes due 2006 and $25 million in Convertible 8.5% Preferred Stock. In addition, borrowings were made under the Company's revolving credit facility for various transaction costs which, combined with the purchase price, exceeded the amount of funds generated from the issuance of the Notes and Preferred Stock.

   In September 1996, the Company acquired substantially all of the assets and certain liabilities of the Stearns Company, a manufacturer and supplier of aircraft parts, primarily to original equipment manufacturers. The purchase price was $6.0 million, which was funded through a borrowing under the Company's revolving credit facility.

   Many of the Company's restructuring goals have been achieved since the program was implemented in June 1994. The Company has generated $49.5 million from the sale of assets, including $25.0 million from the sale of the Company's Connecticut property, $12.1 million from the sale of other under-utilized property and equipment, $12.4 million from the sale of other assets, including its helicopter overhaul and refurbishing business in Ozark, Alabama and its chemical milled aircraft and engine component business in Weatherford, Texas. In addition, the Company has closed its JT8 engine overhaul facility in Burbank, California, and consolidated the engine overhaul business at its facilities in Millville, New Jersey, and Miami, Florida. Two accessory services facilities in Long Island, New York, have also been consolidated.
The disposal of these assets and consolidation of operations, along with implementation of productivity enhancements and staff reductions, have resulted in a reduced cost structure for the Company.

   In addition to the cash described above, since June 30, 1994 the Company generated approximately $9.1 million of proceeds from the collection of certain disputed receivables and notes that were written down at the time of the restructuring in connection with efforts made by the Company to accelerate the collection of these receivables and generate additional cash.

   Since the restructuring program was implemented, the Company has incurred $21.8 million of cash expenditures against its restructuring accrual. These cash expenditures include employee severance and related costs of $2.5 million, $19.3 million of costs associated with the sale, closing and consolidation of businesses and operations, including $3.8 million of third-party costs associated with shutdowns, consolidations and sales programs. The Company believes that adequate accruals are available to complete the program.

   The Company discontinued its minerals and offshore products and services operations in 1984, its telecommunications operation in 1988 and its submarine propulsion unit manufacturing operation and its environmental services operation in 1990. In connection with these actions, the Company has approximately $11.5 million accrued to cover the cost of certain long-term remediation activities, wind down and final closure of certain long-term U.
S. Government contracts, resolution of certain litigation and disposition of remaining properties. The Company anticipates that these activities will be completed over the next three years.

   On February 13, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Original Merger Agreement") with Greenwich Air Services, Inc. ("Greenwich") pursuant to which the Company would be merged into, and thereby become, a wholly-owned subsidiary of Greenwich. Under the Original Merger Agreement, each of the Company's "Common Stock Equivalents" (as defined in the Original Merger Agreement) would be valued at not less than $14.00 and each holder of the Company's Common Stock Equivalents would be entitled to receive that number of shares of Class B nonvoting Common Stock, par value $.01 per share, of Greenwich ("Greenwich Class B Stock") as is determined by multiplying the number of shares of the Company's Common Stock Equivalents held by such holder by the Exchange Ratio.

   Subject to adjustment upon the occurrence of certain events set forth in the Original Merger Agreement, "Exchange Ratio" means the fraction (expressed as a decimal to the nearest ten thousandth) determined as follows:

   (a) if the average of the closing prices of a share of Greenwich Class
B Stock, as reported on The Nasdaq National Market, for the twenty trading days immediately preceding the closing date(the "Closing Date Market Value") is less than or equal to $24.86, the Exchange Ratio is $14.00 divided by the Closing Date Market Value;

   (b) if the Closing Date Market Value exceeds $24.86, but is less than or equal to $28.59, the Exchange Ratio is 0.5632; and

   (c) if the Closing Date Market Value exceeds $28.59, then the Exchange Ratio is $16.10 divided by the Closing Date Market Value.

   In general, the merger consideration would be payable to the holders of the Company's Common Stock Equivalents solely in shares of Greenwich Class B Stock. Subject to the limitations and conditions set forth in the Original Merger Agreement, however, such holders would be entitled, in accordance with the procedures set forth in the Original Merger Agreement, to elect to receive all or a portion of the merger consideration in cash; provided, however, that Greenwich would not be obligated to pay in cash an aggregate amount which exceeds fifty (50%) percent of the aggregate merger consideration payable to all holders of the Company's Common Stock Equivalents computed at $14.00 per share.

   On March 9, 1997, the Company entered into an Amended and Restated Agreement and Plan of Merger (the "Amended Merger Agreement") modifying and restating the terms of the Original Merger Agreement. The Amended Merger Agreement modifies, among other things, the consideration to be received by holders of shares of the Company's Common Stock and Series B Preferred Stock by virtue of the UNC-Greenwich Merger. Pursuant to the Amended Merger Agreement, holders of the Company's Common Stock will be entitled to receive at the Effective Time (as defined in the Amended Merger Agreement) $15.00 in cash for each share of Common Stock then currently issued and outstanding and holders of the Company's Series B Preferred Stock will be entitled to receive an amount equal to $15.00 multiplied by the number of shares of the Company's Common Stock into which such Series B Preferred Stock is convertible immediately before the Effective Time.

   Concurrently with the execution and delivery of the Amended Merger Agreement, Greenwich, General Electric Company, a New York corporation ("GE"), and GB Merger Corp., a wholly-owned subsidiary of GE, entered into an Agreement and Plan of Merger pursuant to which those parties have agreed that Greenwich will merge with GB Merger Corp. (the "GE-Greenwich Merger"), thereby becoming a wholly-owned subsidiary of GE.

   Consummation of the UNC-Greenwich Merger pursuant to the Amended Merger Agreement is subject to a number of conditions, including approval by the stockholders of the Company entitled to vote thereon, certain regulatory approvals, and satisfaction of waiver of all conditions to the GE-Greenwich Merger. The GE-Greenwich Merger is, in turn, subject to a number of conditions, including approval by the Greenwich stockholders entitled to vote thereon and certain regulatory approvals. If the GE-Greenwich Merger is terminated for any reason, the Amended Merger Agreement provides, in effect, that the terms of the Original Merger Agreement will once again become effective, with certain modifications.

Environmental
-------------
   The Company's operations are subject to a variety of federal, state and local laws and regulations relating to the environment. The Company believes that its facilities are operated substantially in compliance with applicable environmental laws and regulations on an overall basis. However, as described below, some areas require remedial action.

   A subsidiary of the Company, Pacific Airmotive Corporation ("PAC"), acquired by the Company in 1985 from Purex Corporation conducted aircraft engine overhaul operations on two adjacent parcels (the "PAC parcels") in Burbank, California. In 1994, Lockheed Martin Corporation ("Lockheed") commenced an action against PAC and other parties in United States District Court for the Central District of California under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, to allocate and recover environmental response costs Lockheed alleged it incurred and would incur in remediating groundwater in the vicinity of the parcels as required by the U.S. Environmental Protection Agency. In December 1995, Lockheed amended its complaint to include remediation of soil and groundwater with respect to a third Burbank parcel that Lockheed had purchased in 1981 from a subsidiary of Purex Corporation (the "Lockheed parcel") and to add the Company and another subsidiary as parties to the case. Trial on the Lockheed claims was held in August 1996. On October 25, 1996, the trial court issued proposed findings of fact which, if not substantially altered, could lead to a judicial determination that PAC is liable for contamination on and from the Lockheed parcel, based on a series of assumptions of liability among participants in a leveraged buyout of Purex Corporation in 1982, and liable for contamination on and from the PAC parcels. The Company and PAC have objected on several grounds to the court's proposed findings. In addition, the Company and PAC have joined Purex Industries, Inc. (as successor by merger to Purex Corporation) ("Purex") as a third-party defendant in the Lockheed action, asserting that Purex is liable to the Company and PAC to the extent that they may be found liable with respect to the Lockheed claims. No trial has yet been held on the claims of the Company and PAC against Purex. The Company is currently considering whether to expand its third-party claim to assert that Purex will be unjustly enriched if it is allowed to retain the rights and benefits associated with insurance policies covering the clean-up costs and to request that a constructive trust be imposed on any amounts that Purex has received or may be entitled to received in connection with such insurance policies to the extent that such policies would respond to any recovery by Lockheed. In addition, the Company has notified its own insurance carriers of its potential exposure and has requested that these carriers provide indemnification for any recovery by Lockheed. If the trial court adopts its proposed findings of fact, the Company could have a judgment entered against it for approximately $9.6 million, plus additional and unspecified future amounts which could approach or exceed that figure to complete remediation. It is not known whether the trial court will enter a judgment in the Lockheed phase of the action before there is a trial of the related Purex phase. The Company has been advised by counsel that there are valid and meritorious appellate issues that are available to the Company should the Court enter a judgment. However, because of the uncertainties associated with this litigation, the Company is unable to determine its ultimate liability, if any, in this matter. Should a judgment be entered against the Company or PAC, the Company intends to vigorously pursue an appeal as well as vigorously pursue its claims against Purex and its insurance carriers as well as the Company's carriers.

   A subsidiary of the Company, United Nuclear Corporation, has been involved in environmental reclamation of a former uranium mill and mill tailing facility since 1988. The reclamation plan has been approved by the U.S. Nuclear Regulatory Commission and the U.S. Environmental Protection Agency and reclamation activities are proceeding on schedule. The cost of this remediation was $1.4 million in 1996, $2.1 million in 1995 and $2.2 million in 1994. It is anticipated, based on the approved reclamation plan, that the cost of future remediation will be approximately $2.6 million. Such cost has been accrued as part of the discontinued operation.

     United Nuclear Corporation was engaged in mining uranium ore at a number of leased sites in New Mexico, ceasing all such operations in 1982. In June 1993, the State of New Mexico enacted the New Mexico Mining Act (the "Mining Act"), requiring existing mining operations to perform site assessments, obtain permits, and effect any required remediation regarding such mines. The Mining Act defines "existing mining operations" as those that were in operation for two or more years between 1970 and June 18, 1993, the effective date of the Mining Act. United Nuclear has taken the position with respect to these mines that it was not an owner or operator of those mining operations when the Mining Act was enacted and that the Mining Act is instead applicable to current owners or operators of existing mining operations as defined in the Mining Act. The New Mexico Mining Commission (the "Commission") determined in July 1996 that the Mining Act and regulations apply to these three former operations. An appeal of the Commission's determination has been made to the New Mexico District Court. Oral argument is anticipated during the first quarter of 1997. Counsel to United Nuclear believes that United Nuclear has a meritorious legal position and United Nuclear is pursuing its appeal vigorously. The extent of reclamation that the Commission might require if it is determined that the Mining Act applies to the former mining operations is not known. As a result, no range of loss can be established regarding United Nuclear's possible costs should the Mining Act be held to apply to its former mining operations.

   Based on the Company's assessment of the matters described above, the Company believes that these and other environmental matters will not have a material adverse impact on the Company's financial condition, results of operation or liquidity. (For further details with respect to environmental matters, see Note 11 of "Notes to Consolidated Financial Statements.")

Impact of Inflation

   The Company believes that inflation did not have a material effect on the results of operations or financial conditions in 1996.

Item. 8     Financial Statements and Supplementary Data.
UNC Incorporated and Subsidiaries
Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)
                                                     Years Ended December 31,
                                              ---------------------------------
                                                1996         1995        1994
                                              --------     --------    --------
Sales and operating revenues                  $832,063     $536,243    $525,833

Costs and expenses
   Costs and operating expenses                710,589      456,935     444,375
   Selling, general and administrative
       expenses                                 82,729       56,952      69,768
   Restructuring charge                          3,000                   58,706
   Multi-employer pension plan withdrawal
       charge (adjustment)                      (6,000)                  14,000
                                              --------      -------    --------
                                               790,318      513,887     586,849
                                              --------     --------    --------
Operating income (loss)                         41,745       22,356     (61,016)
Other income (expense)
   Interest expense                            (29,106)     (19,514)    (18,549)
   Other                                        (1,748)         116      (1,850)
                                              --------     --------    --------
                                               (30,854)     (19,398)    (20,399)
                                              --------     --------    --------
Earnings (loss) before income taxes             10,891        2,958     (81,415)
Income tax benefit (provision)                  (3,267)      (1,035)     13,483
                                              --------     --------    --------
Net earnings (loss)                              7,624        1,923     (67,932)
Preferred dividends                              1,249
                                              --------     --------    --------
Net earnings (loss) applicable to
   common stock                               $  6,375     $  1,923    $(67,932)
                                              ========     ========    ========
Net earnings (loss) per common share
   Primary                                    $    .35     $    .11    $  (3.89)
   Fully diluted                              $    .34     $    .11    $  (3.89)
                                              ========     ========    ========

UNC Incorporated and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

                                                     December 31,
                                               ----------------------
                                                  1996         1995
                                               ---------    ---------
Assets
-------
Current assets:
 Cash                                           $ 18,368    $   1,671
 Accounts receivable, less allowance for
  doubtful accounts of $6,678 and $3,186,
  respectively                                   203,939      102,462
 Unbilled costs and accrued profits on
  contracts in progress                            6,325       11,128
 Inventories                                     127,777       91,130
 Assets held for sale                              6,773        5,099
 Other                                            18,638       10,156
                                               ---------    ---------
Total current assets                             381,820      221,646

Assets held for sale - noncurrent                  7,762       12,796

Property, plant and equipment, at cost
 Land, buildings and improvements                 30,286       22,087
 Machinery and equipment                          82,838       60,362
                                               ---------    ---------
                                                 113,124       82,449
Less accumulated depreciation                     39,714       34,381
                                               ---------    ---------
Net property, plant and equipment                 73,410       48,068

Cost in excess of net assets of acquired
 companies, less accumulated amortization of
 $35,237 and $28,175, respectively               252,647      136,298
Other assets                                      32,657       27,453
                                               ---------    ---------
Total assets                                   $ 748,296    $ 446,261
                                               =========    =========

UNC Incorporated and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)
                                                            December 31,
                                                       ---------------------
                                                          1996        1995
                                                       ---------   ---------
Liabilities and Shareholders' Equity
-------------------------------------
Current liabilities:
 Current portion of long-term debt                     $   5,317   $   1,748
 Accounts payable                                        122,575      39,614
 Income taxes payable                                      2,006       1,392
 Accruals and other current liabilities                   75,243      54,794
                                                       ---------   ---------
Total current liabilities                                205,141      97,548
Long-term debt, less current portion:
 Revolving Senior Bank Debt, interest rate
  at December 31, 1996, 8.37% due 2000                    76,285      37,181
 9 1/8% Senior Notes due 2003                            100,000     100,000
 11% Senior Subordinated Notes due 2006                  125,000
 7 1/2% Convertible Subordinated Debentures due 2006      60,600      64,800
 Other                                                     5,744       1,352
                                                       ---------   ---------
Total long-term debt, less current portion               367,629     203,333
Other noncurrent liabilities                              39,247      45,228
                                                       ---------   ---------
  Total liabilities                                      612,017     346,109
Shareholders' equity:
 Series preferred stock, par value $1.00
  per share; authorized 12,000,000 shares:
   Series A Junior Participating Preferred Stock,
     250,000 shares authorized, none issued
   Series B Senior Cumulative Preferred Stock,
     250,000 shares authorized and issued
     $25,000,000 liquidation preference                      250
   Series C Senior Cumulative Preferred Stock,
     250,000 shares authorized, none issued
 Common stock, par value $0.20 per share;
  authorized 50,000,000 shares, issued
   18,763,181 and 18,393,868 shares, respectively          3,753       3,679
 Additional paid-in capital                              148,672     123,717
 Retained earnings (deficit)                              (7,826)    (15,450)
                                                       ---------   ---------
                                                         144,849     111,946
 Less:
  Treasury stock, at cost (486,500 and
   700,000 common shares, respectively)                    5,143       8,750
  Minimum pension liability adjustment                     1,790       1,801
  Unearned compensation-restricted stock                   1,637       1,243
                                                       ---------   ---------
Total shareholders' equity                               136,279     100,152
                                                       ---------   ---------
Total liabilities and shareholders' equity             $ 748,296   $ 446,261
                                                       =========   =========

UNC Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)
                                                        Years Ended December 31,
                                                      ----------------------------
                                                        1996      1995      1994
                                                      --------  --------  --------
Cash flows from operating activities
 Net earnings (loss)                                  $  7,624  $  1,923  $(67,932)
 Adjustments to reconcile net earnings (loss) to net
   cash provided (used) by operating activities:
  Depreciation and amortization                         18,690    12,491    12,727
  Provision (adjustment) for pension withdrawal
   liability                                            (6,000)             14,000
  Provision for restructuring                            3,000              58,706
  Provision for losses on accounts receivable            1,866     1,637     4,296
  Income from leveraged lease                                               (2,475)
  Deferred income taxes (benefit)                        1,511       (28)  (14,587)
  Gain(loss) on disposition of assets and other             12       (52)     (350)
  Changes in assets and liabilities, net of
   effect of acquisitions and divestitures:
   (Increase) in accounts receivable                   (48,324)  (15,355)   (4,228)
   Decrease in unbilled costs and
     accrued profits on contracts in progress            4,803     2,969    14,065
   (Increase) in inventories                           (14,233)   (4,974)  (19,665)
   (Increase) decrease in other current assets          (3,104)      484     5,688
   (Increase) decrease in other noncurrent assets       (3,182)   (2,538)      389
   Increase in accounts payable                         29,543       709       341
   Increase (decrease) in accruals and other
     current liabilities                                 5,242    (5,816)  (10,255)
   Increase (decrease) in income taxes payable          (1,522)   (2,660)    1,459
   (Decrease) in other noncurrent liabilities           (1,640)   (6,602)  (11,674)
                                                      --------  --------  --------
     Total adjustments                                 (13,338)  (19,735)   48,437
                                                      --------  --------  --------
 Net cash provided (used) by operating activities       (5,714)  (17,812)  (19,495)
                                                      --------  --------  --------

UNC Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)
                                                          Years Ended December 31,
                                                      ----------------------------
                                                        1996      1995      1994
                                                      --------  --------  --------
Cash flows from investing activities:
 Net proceeds from sale of assets                        8,702    33,600    11,713
 Additions to property, plant and equipment             (9,630)   (6,767)  (10,299)
 Acquisition of subsidiaries, net of cash acquired    (157,867)     (947)   (4,911)
 Other transactions, net                                                     6,797
                                                      --------  --------  --------
 Net cash provided (used) by investing activities     (158,795)   25,886     3,300
                                                      --------  --------  --------
Cash flows from financing activities:
 Additions to debt                                     885,824   382,005   201,085
 Reductions in debt                                   (848,380) (391,247) (184,045)
 Issuance of 11% Senior Subordinated Notes             125,000
 Issuance of convertible preferred stock                25,000
 Payment of preferred stock dividends                   (1,249)
 Other                                                  (4,989)      220       280
                                                      --------  --------  --------
 Net cash provided (used) by financing activities      181,206    (9,022)   17,320
                                                      --------  --------  --------
Net increase (decrease) in cash                         16,697      (948)    1,125
Cash at beginning of year                                1,671     2,619     1,494
                                                      --------  --------  --------
Cash at end of year                                   $ 18,368     1,671  $  2,619
                                                      ========  =======   ========

UNC Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)

                     Preferred                          AdditionalRetained
                       Stock         Common Stock      Paid-in     Earnings
                     Par Value     Shares  Par Value    Capital  (Deficit)      Other      Total
                     ---------   --------- ---------    ------------------    --------- ---------
Balance at
   December 31, 1993 $            18,085    $ 3,617     $ 121,746   $ 50,559  $(10,436) $165,486

Net loss                                                            ( 67,932)            (67,932)

Award of
   restricted stock                   97         19           926                            945

Exercise of stock
   options                            60         12           268                            280

Pension liability
   adjustment                                                                      805       805

Unearned compensa-
   tion restricted
   stock                                                                          (687)     (687)
                     --------   --------  ---------      --------   --------   --------  --------
Balance at
   December 31, 1994              18,242      3,648       122,940    (17,373)  (10,318)   98,897

Net earnings                                                           1,923               1,923

Award of
   restricted stock                  105         21           567                            588

Exercise of stock
   options                            47         10           210                            220

Pension liability
   adjustment                                                                   (1,261)   (1,261)

Unearned compensa-
   tion restricted
   stock                                                                          (215)     (215)
                     --------   --------   ---------     --------   --------  --------  --------
Balance at
   December 31, 1995            18,394         3,679      123,717   (15,450)   (11,794)   100,152

UNC Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)

                     Preferred    AdditionalRetained
                       Stock        Common Stock         Paid-in   Earnings
                     Par Value     Shares  Par Valu      Capital  (Deficit)    Other      Total
                     ---------   --------- ---------     ------------------   -------- ---------
Net earnings                                                          7,624               7,624

Award of
   restricted stock                     93       19           837                           856

Exercise of stock
   options                             276       55         1,364                         1,419

Issuance of 250
   preferred shares       250                              24,750                        25,000

Preferred stock
   dividends                                               (1,249)                       (1,249)

Treasury stock
   issued in
   connection with
   Garrett acquisition                                       (747)              3,607    2,860

Pension liability
   adjustment                                                                      11       11

Unearned compensa-
   tion restricted
   stock                                                                         (394)    (394)
                     --------    -------- ---------     -------- --------    -------- --------
Balance at
   December 31, 1996 $    250      18,763 $   3,753     $148,672 $ (7,826)    $ (8,570) $136,279
                     ========    ======== =========     ======== ========     ========  ========

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

     (e) Cost in Excess of Net Assets of Acquired Companies. The excess of acquisition cost over the fair value of tangible and identifiable intangible net assets of acquired companies at date of acquisition is amortized on a straight-line basis over periods ranging from 25 to 40 years (approximately 33 years on a weighted average basis). The amortization period for these intangible assets is based upon an evaluation of many operating and economic factors including the nature of the business acquired, customer base and the effects of obsolescence, demand and competition on the business. The Company assesses the recoverability of cost in excess of net assets of acquired companies by determining whether the amortization of the intangible asset over its remaining life can be recovered through estimated future undiscounted operating cash flows. If it is not recoverable, the carrying value of the cost in excess of net assets of acquired companies is reduced by the estimated shortfall of discounted cash flows.

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

     (h) Environmental Liabilities. The Company accrues environmental costs on an undiscounted basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. To the extent such costs are covered by U.S. Government contracts, these costs are treated as contract costs and recognized as incurred.

     (i) Earnings Per Share. The calculation of earnings per share of common stock is based on the weighted average number of shares outstanding, assuming the exercise of stock options where the impact is dilutive. The weighted average number of shares of common stock used in the calculation of primary earnings per share for the years 1996, 1995 and 1994 were 18,056,000, 17,666,000 and 17,474,000, respectively. The number of shares used in the calculation of fully diluted earnings per share for 1996, 1995 and 1994 were 18,638,000, 17,910,000, and 17,860,000, respectively.

     (j) Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Restructuring
     -------------
     In the second quarter of 1994, the Company recorded a restructuring charge of $58.7 million ($47 million after tax) in connection with a strategic program to reduce its cost structure and asset base in light of the economic conditions in the aviation industry. The restructuring charge consisted of a $21.8 million noncash charge applicable to the writedown of the estimated net realizable value of the assets, including $4.6 million of goodwill, associated with the sale and disposition of two business units, the closing of a facility and the consolidation of two other plants, and a $20.5 million provision for costs associated with the sale, closing and consolidation of two business units and facilities, including severance and related cost. The remaining $16.4 million charge consisted of noncash charges of $3.0 million related to the writedown of the carrying value of certain underutilized property and equipment that were identified for sale under the restructuring program and a $13.4 million writedown of the carrying value of inventory that was identified for sale to third party brokers and others under the restructuring program. During 1996, the Company recorded an additional $3.0 million to previously established restructuring allowances to reflect the impact of the continuing assessment of the net realizable value of assets held for sale. Since the restructuring program was implemented, the Company has incurred $21.8 million of cash expenditures consisting principally of cost associated with the sale closing and consolidation of business and operations. The Company anticipates the balance of the accrual will be expended within the next 18 months.

3.   Proposed Merger and Acquisitions
     --------------------------------
     On February 13, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Original Merger Agreement") with Greenwich Air Services, Inc. ("Greenwich") pursuant to which the Company would be merged into, and thereby become, a wholly-owned subsidiary of Greenwich. Under the Original Merger Agreement, each of the Company's "Common Stock Equivalents" (as defined in the Original Merger Agreement) would be valued at not less than $14.00 and each holder of the Company's Common Stock Equivalents would be entitled to receive that number of shares of Class B nonvoting Common Stock, par value $.01 per share, of Greenwich ("Greenwich Class B Stock") as is determined by multiplying the number of shares of the Company's Common Stock Equivalents held by such holder by the Exchange Ratio.

     Subject to adjustment upon the occurrence of certain events set forth in the Original Merger Agreement, "Exchange Ratio" means the fraction (expressed as a decimal to the nearest ten thousandth) determined as follows:

     (a) if the average of the closing prices of a share of Greenwich Class B Stock, as reported on The Nasdaq National Market, for the twenty trading days immediately preceding the closing date(the "Closing Date Market Value") is less than or equal to $24.86, the Exchange Ratio is $14.00 divided by the Closing Date Market Value;

     (b) if the Closing Date Market Value exceeds $24.86, but is less than or equal to $28.59, the Exchange Ratio is 0.5632; and

     (c) if the Closing Date Market Value exceeds $28.59, then the Exchange Ratio is $16.10 divided by the Closing Date Market Value.

     In general, the merger consideration would be payable to the holders of the Company's Common Stock Equivalents solely in shares of Greenwich Class B Stock. Subject to the limitations and conditions set forth in the Original Merger Agreement, however, such holders would be entitled, in accordance with the procedures set forth in the Original Merger Agreement, to elect to receive all or a portion of the merger consideration in cash; provided, however, that Greenwich would not be obligated to pay in cash an aggregate amount which exceeds fifty (50%) percent of the aggregate merger consideration payable to all holders of the Company's Common Stock Equivalents computed at $14.00 per share.

     On March 9, 1997, the Company entered into an Amended and Restated Agreement and Plan of Merger (the "Amended Merger Agreement") modifying and restating the terms of the Original Merger Agreement. The Amended Merger Agreement modifies, among other things, the consideration to be received by holders of shares of the Company's Common Stock and Series B Preferred Stock by virtue of the UNC-Greenwich Merger. Pursuant to the Amended Merger Agreement, holders of the Company's Common Stock will be entitled to receive at the Effective Time (as defined in the Amended Merger Agreement) $15.00 in cash for each share of Common Stock then currently issued and outstanding and holders of the Company's Series B Preferred Stock will be entitled to receive an amount equal to $15.00 multiplied by the number of shares of the Company's Common Stock into which such Series B Preferred Stock is convertible immediately before the Effective Time.

     Concurrently with the execution and delivery of the Amended Merger Agreement, Greenwich, General Electric Company, a New York corporation ("GE"), and GB Merger Corp., a wholly-owned subsidiary of GE, entered into an Agreement and Plan of Merger pursuant to which those parties have agreed that Greenwich will merge with GB Merger Corp. (the "GE-Greenwich Merger"), thereby becoming a wholly-owned subsidiary of GE.

     Consummation of the UNC-Greenwich Merger pursuant to the Amended Merger Agreement is subject to a number of conditions, including approval by the stockholders of the Company entitled to vote thereon, certain regulatory approvals, and satisfaction of waiver of all conditions to the GE-Greenwich Merger. The GE-Greenwich Merger is, in turn, subject to a number of conditions, including approval by the Greenwich stockholders entitled to vote thereon and certain regulatory approvals. If the GE-Greenwich Merger is terminated for any reason, the Amended Merger Agreement provides, in effect, that the terms of the Original Merger Agreement will once again become effective, with certain modifications.

     On May 29, 1996 the Company acquired substantially all of the assets and certain liabilities of Garrett, a leading provider of aviation services in the business aviation aftermarket. The purchase price of approximately $145 million was paid in cash. The financing of the acquisition was accomplished through the issuance of $125 million in 11% Senior Subordinated Notes due 2006 and $25 million in Convertible 8.5% Preferred Stock. In addition, borrowings were made under the Company's Revolving Senior Bank Debt for various transaction costs which, combined with the preliminary purchase price, exceeded the amount of funds generated from the issuance of the notes and Preferred Stock. The acquisition was accounted for as a purchase, and the purchase price was allocated to the assets and liabilities of Garrett based on their estimated fair values. Under the terms of the Purchase Agreement, the purchase price is to be adjusted based on the net asset value of the company acquired based upon a post-closing audit. The audit has not been concluded. The estimated cost in excess of the net assets acquired may be adjusted upon final determination of these net assets values. Management does not believe that the final allocation of the purchase price will differ materially from the preliminary allocation. The excess of the purchase cost over the estimated fair value of the net assets acquired is being amortized over a period of thirty years using the straight line method. Also in connection with the acquisition, the Company issued 213,500 shares of its treasury common stock to certain Garrett executives it employed following the closing at a purchase price of $5.75 per share (see Note 13 of Notes to Consolidated Financial Statements).

     The following unaudited pro forma consolidated results of operations do not include certain operating enhancements that might have been achieved had the acquisition occurred on January 1, 1995. This pro forma information does not necessarily reflect the actual results of operations that would have occurred if the acquisition occurred on January 1, 1995 nor is it necessarily indicative of the combined future operating results. The unaudited pro forma consolidated results of operations give effect to the acquisition of Garrett as though the acquisition occurred on January 1, 1995, including the issuance of debt and preferred stock, the divestiture of UNC Airwork's AlliedSignal TFE 731 heavy maintenance business and the elimination of certain nonrecurring management and consulting fees and certain administrative costs previously incurred by Garrett.

                                                     Years Ended December 31,
                                                    -------------------------
(Dollars in thousands, except per share amounts)     1996           1995
                                                    -------       --------
Sales and operating revenues                        $975,452      $865,325
Earnings before income taxes                           9,831         1,512
Net earnings                                           6,881           982
Net earnings (loss), applicable to common stock        4,756        (1,143)
Earnings (loss) per common share:
  Primary                                           $    .26      $   (.06)
  Fully diluted                                          .26          (.06)

     In September 1996, the Company acquired substantially all of the assets and certain liabilities of Stearns Company, a manufacturer and supplier of aircraft parts, primarily to original equipment manufacturers. The purchase price was approximately $6.0 million, which was funded through a borrowing under the Company's revolving credit facility. The excess of the purchase price over the estimated fair value of the net assets acquired will be amortized over a twenty five year period using the straight line method.

     A summary of the fair values of the net assets acquired, costs of acquisition of Garrett and Stearns and the costs in excess of net assets acquired are as follows:

Current assets                                                $  78,790
Other assets, principally property and
  equipment                                                      32,255
Excess of costs over net assets acquired                        121,275
Current liabilities                                             (69,248)
Other liabilities                                                (5,569)
                                                               --------
Purchase consideration, including
  acquisition costs                                           $ 157,503
                                                              =========

4.   Contracts in Progress
     ---------------------
     Unbilled costs and accrued profits on production contracts in progress consist of the following:

                                                                       December 31,
                                                                -----------------------
(Dollars in thousands)                                            1996           1995
                                                                --------       --------
U. S. Government contracts and subcontracts:
  Costs incurred and accrued profits on
    contracts in progress                                       $ 15,886       $ 26,516
  Less progress billings to date                                  12,507      21,674
                                                                --------       --------
  Unbilled costs and accrued profits on
    contracts in progress                                          3,379          4,842

Commercial contracts:
  Costs incurred and accrued profits on
    contracts in progress                                          2,946          6,286
                                                                --------       --------
  Total unbilled costs and accrued profits on
    contracts in progress                                       $  6,325       $ 11,128
                                                                ========       ========

     Amounts billed under contracts in progress and included in accounts receivable at December 31, 1996 were $2.1 million under U.S. Government prime and subcontracts and $1.7 million under commercial contracts. At December 31, 1995 these amounts were $3.1 million and $2.4 million, respectively.

     Also, included in accounts receivable at December 31, 1996 and 1995 were other amounts due from the U.S. Government totaling $32.2 million and $37.7 million, respectively.

     Unbilled amounts are recoverable from the customer upon shipment of the product, presentation of bills or completion of the contract. The Company believes that a substantial portion (approximately 80%) of these unbilled amounts will be collected in 1997.

     Included in accounts receivable at December 31, 1996 and 1995, is $2.0 million of cost applicable to a $2.9 million claim for equitable adjustment filed by the Company under a contract with the U.S. Government in 1993. The claim, which includes direct costs, overhead, general and administrative costs and profit, arises from constructive change orders on the part of the government, defective specifications, government-caused delays and other issues in connection with a contract to provide aircraft nozzle segment assemblies to the U.S. Air Force. The claim was denied by the U.S. Force contracting officer in December 1994. The Company filed an appeal in January 1995 with the Armed Services Board of Contract Appeals. Discovery is currently in process and technical documentation is being exchanged. Although a trial date has not been set, the Company anticipates that trial will occur in the latter part of 1997. Also included in accounts receivable at December 31, 1996 and 1995, is a claim for $630,000, which the Company believes was improperly withheld by the U.S. Government in connection with a contract to provide aircraft intermediate-level maintenance, repair and overhaul services at six Naval Air Stations. The claim arises from the U.S. government's unilaterally imposing a previously undisclosed conversion formula to the determination of the amount earned, contrary to contract terms. Argument was held before the U.S. Court of Appeals for the Federal Circuit in November 1996, at which the government conceded the position taken by the Company on the reviewability of the government's action and on the applicable standard of review. A decision is pending. The Company believes it will prevail in realizing the amount of the claims that have been recorded in accordance with the terms of the contracts.

5.   Inventories
     -----------
     Inventories as of December 31, 1996 and 1995 consist of the following:

                                                                       December 31,
                                                                -----------------------
(Dollars in thousands)                                            1996           1995
                                                                --------       --------
Component parts and materials                                   $ 82,224       $ 70,317
Work in progress                                                  39,116         17,436
Supplies                                                           6,437        3,377
                                                                --------       --------
                                                                $127,777       $ 91,130
                                                                ========       ========

6.   Assets Held for Sale
     --------------------
     Assets held for sale, which are stated at their estimated net realizable value, consist principally of real estate and improvements, certain inventories and underutilized property and equipment that has been identified for sale under the Company's restructuring program. Also included in assets held for sale is real estate of the Company's discontinued minerals business. The Company expects to recover the recorded value of these assets over the next several years.

7.   Long-Term Debt
     --------------
     Long-term debt consists of the following:

                                                                       December 31,
                                                                -----------------------
(Dollars in thousands)                                            1996           1995
                                                                --------       --------
Revolving Senior Bank Debt, interest rate at
     December 31, 1996, 8.37% due 2000                          $ 76,285       $ 37,181
9 1/8% Senior Notes due 2003                                     100,000        100,000
11% Senior Subordinated Notes due 2006                           125,000
7 1/2% Convertible Subordinated Debentures
     due 2006                                                     64,800         65,431
Other                                                              6,861          2,469
                                                                --------       --------
                                                                 372,946        205,081
Less current portion                                               5,317          1,748
                                                                --------       --------
                                                                $367,629       $203,333
                                                                ========       ========

     The Company's amended revolving credit agreement provides for a five-year credit line through May 2000 with a borrowing capacity of up to $112 million, subject to borrowing-base limitations as defined in the agreement and reduced by outstanding letters of credit. The Company's unused availability under the credit line was $21.8 million at December 31, 1996. (Subsequent to December 31, 1996, the Company received a commitment from the lead bank under its revolving credit facility to issue a secured standby letter of credit not to exceed $13.2 million). Interest is payable on the borrowings at a base rate, as defined in the agreement, or the LIBOR rate plus, in each case, an applicable margin based upon the Company's performance under certain financial ratios. The interest rate at December 31, 1996 and 1995 was 8.37% and 8.71%, respectively. The Company has agreed to pay an annual commitment fee on the unused portion of the line at rates ranging from 1/2 of 1% to 1/4 of 1% dependent on meeting certain financial ratios. Borrowings under the revolving credit facility are collateralized by the Company's accounts receivable and inventories. The agreement contains covenants which, among other things, provide for the maintenance of certain financial ratios and prohibits the payment of cash dividends, except for cash dividends paid in connection with the senior cumulative convertible preferred stock issued in May 1996. (See
Note 9 of "Notes to Consolidated Financial Statements.")

     The 9 1/8% Senior Notes due July 15, 2003 are redeemable, at the option of the Company, on or after July 15, 1998 at declining premiums through 2000 and at their principal amount thereafter.

     On May 30, 1996, the Company issued $125 million of 11% Senior Subordinated Notes due 2006. The Notes are redeemable, at the option of the Company, on or after June 1, 2001 at declining premiums through May 31, 2003 and at their principal amount thereafter.

     The debt indentures covering both the 9 1/8% Senior Notes and the 11% Senior Subordinated Notes contain certain covenants which, among other things, allow additional borrowings based on certain financial ratios and restrict the payment of cash dividends except for dividends paid on the senior cumulative convertible preferred stock.

     The 7 1/2% Convertible Subordinated Debentures due 2006 are convertible into shares of the Company's common stock at a conversion price of $15.40 per share and are redeemable (subject to certain restrictions) at the option of the Company at the principal amount of the debentures. Annual sinking fund payments of $4.2 million commenced in March 1996.

     Annual maturities of long-term debt during the next five years are $5,317,000 in 1997, $4,317,000 in 1998, $4,318,000 in 1999, $80,485,000 in
2000 and $4,200,000 in 2001.

     The estimated fair values of the 7 1/2% Convertible Subordinated Debentures, the 9 1/8% Senior Notes and the 11% Senior Subordinated Notes, based on quoted market prices, were approximately $61.9 million, $101.5 million and $133.8 million, respectively, at December 31, 1996. At December 31, 1995, the estimated fair values of the 7 1/2% Convertible Subordinated Debentures and the 9 1/8% Senior Notes were approximately $58.2 million and $98.0 million, respectively.

8.   Other Liabilities
     -----------------
     Accruals and other current liabilities consist of the following:

                                                                      December 31,
                                                                -----------------------
(Dollars in thousands)                                            1996           1995
                                                                --------       --------
Payroll and related expenses                                     $41,859       $ 28,339
Pension plans                                                      4,713          6,106
Accrued interest                                                   6,880          5,812
Other                                                             21,791         14,537
                                                                --------       --------
                                                                $ 75,243       $ 54,794
                                                                ========       ========

     The Company discontinued its minerals and offshore products and services operations in 1984, its telecommunications operation in 1988 and its submarine propulsion unit manufacturing operation and its environmental services operation in 1990. In connection with these operations, the Company has accruals included in noncurrent liabilities of approximately $11.5 million in 1996 and $15.7 million in 1995 to cover the cost of certain long-term remediation activities, wind down and final closure of certain long-term U.
S. Government contracts, resolution of certain litigation and disposition of remaining properties. The Company anticipates that these activities will be completed over the next several years.

9.   Preferred Stock
     ---------------
     In May 1996, in connection with the financing of the Garrett acquisition, the Company issued 250,000 shares of 8.5% Series B Senior Preferred Stock at $100 per share. The Stock has an annual cumulative dividend rate of 8.5% with no mandatory redemption and is convertible into common stock at a price of $7 per common share.

10.   Preferred Stock Purchase Rights
   -------------------------------
   On September 25, 1987, the Board of Directors of the Company declared a dividend of one Preferred Share Purchase Right for each share of common stock outstanding on October 19, 1987. Each Right entitles the holder to acquire one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $50 per one one-hundredth of a Preferred Share. The Rights trade with the common stock and are not exercisable or transferable apart from the common stock until 10 days after a person or group acquires or announces a tender offer for 20% or more of the Company's outstanding common stock.

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

   Prior to the acquisition by someone of beneficial ownership of 20% or more of the Company's common stock, the Rights are redeemable for $.01 per Right, either at the option of the Board of Directors or automatically in connection with the consummation of any tender offer, at a cash price per share equal to or greater than the price approved by stockholders at a special meeting which would be called under certain circumstances in accordance with procedures contained in the Rights Plan. Under the terms of the Merger Agreement between the Company and Greenwich, the Company has agreed to take the actions necessary to terminate or redeem these Rights. The Rights expire on October 19, 1997.

11.   Litigation and Contingencies
   ----------------------------
   A subsidiary of the Company, Pacific Airmotive Corporation ("PAC"), acquired by the Company in 1985 from Purex Corporation, conducted aircraft engine overhaul operations on two adjacent parcels (the "PAC parcels") in Burbank, California. In 1994, Lockheed Martin Corporation ("Lockheed") commenced an action against PAC and other parties in United States District Court for the Central District of California under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, to allocate and recover environmental response costs Lockheed alleged it incurred and would incur in remediating groundwater in the vicinity of the parcels as required by the U.S. Environmental Protection Agency. In December 1995, Lockheed amended its complaint to include remediation of soil and groundwater with respect to a third Burbank parcel that Lockheed had purchased in 1981 from a subsidiary of Purex Corporation (the "Lockheed parcel") and to add the Company and another subsidiary as parties to the case. Trial on the Lockheed claims was held in August 1996. On October 25, 1996, the trial court issued proposed findings of fact which, if not substantially altered, could lead to a judicial determination that PAC is liable for contamination on and from the Lockheed parcel, based on a series of assumptions of liability among participants in a leveraged buyout of Purex Corporation in 1982, and liable for contamination on and from the PAC parcels. The Company and PAC have objected on several grounds to the court's proposed findings. In addition, the Company and PAC have joined Purex Industries, Inc. (as successor by merger to Purex Corporation) ("Purex") as a third-party defendant in the Lockheed action, asserting that Purex is liable to the Company and PAC to the extent that they may be found liable with respect to the Lockheed claims. No trial has yet been held on the claims of the Company and PAC against Purex. The Company is currently considering whether to expand its third-party claim to assert that Purex will be unjustly enriched if it is allowed to retain the rights and benefits associated with insurance policies covering the clean-up costs and to request that a constructive trust be imposed on any amounts that Purex has received or may be entitled to received in connection with such insurance policies to the extent that such policies would respond to any recovery by Lockheed. In addition, the Company has notified its own insurance carriers of its potential exposure and has requested that these carriers provide indemnification for any recovery by Lockheed. If the trial court adopts its proposed findings of fact, the Company could have a judgment entered against it for approximately $9.6 million, plus additional and unspecified future amounts which could approach or exceed that figure to complete remediation. It is not known whether the trial court will enter a judgment in the Lockheed phase of the action before there is a trial of the related Purex phase. The Company has been advised by counsel that there are valid and meritorious appellate issues that are available to the Company should the Court enter a judgment. However, because of the uncertainties associated with this litigation, the Company is unable to determine its ultimate liability, if any, in this matter. Should a judgment be entered against the Company or PAC, the Company intends to vigorously pursue an appeal as well as vigorously pursue its claims against Purex and its insurance carriers as well as the Company's carriers.

   The Company acquired TRT Telecommunications Corporation ("TRT") from
United Brands Company in 1985. At that time, TRT was one of a number of so-called international record carriers that were parties to a proceeding before the Federal Communications Commission ("FCC") in which the former Western Union Telegraph Company sought to collect additional retroactive charges for interconnecting message traffic that Western Union had carried on its facilities in the late 1970's and early 1980's. The Company subsequently sold TRT and its parent corporation, ICC Communications Corp., to Pacific Telecom, Inc. ("PTI") in 1988, while the FCC proceeding was still pending. As part of that transaction, the Company agreed to indemnify PTI, ICC and defined subsidiaries including TRT against losses, reasonable costs and expenses, damages or liabilities incurred in connection with the FCC proceeding. Following several corporate reorganizations, PTI sold certain PTI subsidiaries, including the former TRT, to IDB Communications Group, Inc. (now known as WorldCom, Inc.) ("IDB") in 1993. In connection with that transaction, PTI agreed to indemnify IDB against losses, damages, or expenses incurred or sustained as a result of the FCC proceeding. In a decision released in January 1995, the FCC determined that the former Western Union was entitled to the additional charges it sought. This determination was upheld by the U.S. Court of Appeals for the D.C. Circuit in February 1996. PTI has asserted that its indemnification of IDB would be a "loss" incurred in connection with the FCC proceeding under its 1988 agreement with the Company. The Company has rejected PTI's claim, and in April 1996 filed a declaratory judgment action in Delaware Superior Court against PTI, seeking a determination that it has no obligation to indemnify PTI under the 1988 agreement. In November 1996, PTI paid IDB $4.9 million as indemnification against the former TRT's liability in the FCC proceeding and obtained purported assignments and subrogation of rights allegedly held by IDB as indirect parent corporation of TRT and by the present IDB WorldCom Services, Inc. as alleged "corporate successor in interest" to the former TRT. PTI has added claims based on these purported assignments and subrogation to its original counterclaims against the Company for indemnification under the 1988 agreement. It is the Company's position that it is not obligated to indemnify PTI because any amounts PTI voluntarily paid to IDB pursuant to its 1993 agreement with IDB do not constitute a "loss" in connection with the FCC proceeding within the meaning of the 1988 agreement. It is also the Company's position that PTI's separate and unconditional agreement to indemnify IDB superseded any obligation the Company may have had to indemnify TRT or any successor against the same liability. The Company has also asserted that, pursuant to the 1988 agreement between the Company and PTI, any indemnification by the Company would have to be reduced by the benefit of available federal and state income tax deductions by the indemnified party. In addition, the Company has asserted claims: against the former United Brands for breach of representations and warranties relating to the FCC proceeding made in connection with the Company's acquisition of TRT in 1985; against the public accounting firm that prepared the closing balance sheet underlying the Company's purchase of TRT, which did not adequately reflect the potential liability; and against two law firms which represented the Company in its purchase of TRT. The Company is unable to estimate its liability, if any, in this matter. However, the Company believes it has meritorious defenses against any claim by PTI, and, should it become necessary, would be able to recover all or a significant part of any liability it may have to PTI from United Brands, their accounting firm and the attorneys that represented the Company.

   A uranium mill and mill tailings facility of a subsidiary of the Company, United Nuclear Corporation, located in Church Rock, New Mexico, was placed on the National Priorities List by the U.S. Environmental Protection Agency (EPA) in 1982, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). EPA issued an Administrative Order in 1989 requiring remediation of ground water on or adjacent to the site that is the same as that contained in the reclamation plan submitted to the Nuclear Regulatory Commission (NRC) in 1988 by United Nuclear in accordance with its license with the NRC. United Nuclear has been remediating the site in accordance with the Administrative Order and the NRC license and has incurred costs for such remediation of $1.4 million, $2.1 million and $2.2 million in 1996, 1995, and 1994, respectively. It is anticipated, based on the approved reclamation plan, that the cost of future remediation will be approximately $2.6 million. Such cost has been accrued as part of reserves established for the discontinued operation.

   United Nuclear Corporation was engaged in mining uranium ore at a number of leased sites in New Mexico, ceasing all such operations in 1982. In June 1993, the State of New Mexico enacted the New Mexico Mining Act (the "Mining Act"), requiring existing mining operations to perform site assessments, obtain permits, and effect any required remediation regarding such mines. The Mining Act defines "existing mining operations" as those that were in operation for two or more years between 1970 and June 18, 1993, the effective date of the Mining Act. United Nuclear has taken the position with respect to these mines that it was not an owner or operator of those mining operations when the Mining Act was enacted and that the Mining Act is instead applicable to current owners or operators of existing mining operations as defined in the Mining Act. The New Mexico Mining Commission (the "Commission") determined in July 1996 that the Mining Act and regulations apply to these three former operations. An appeal of the Commission's determination has been made to the New Mexico District Court. Oral argument is anticipated during the first quarter of 1997. Counsel to United Nuclear believes that United Nuclear has a meritorious legal position and United Nuclear is pursuing its appeal vigorously. The extent of reclamation that the Commission might require if it is determined that the Mining Act applies to the former mining operations is not known. As a result, no range of loss can be established regarding United Nuclear's possible costs should the Mining Act be held to apply to its former mining operations.

   The Company and one of its subsidiaries has been named under CERCLA, along with a number of other parties, as a Potentially Responsible Party at several waste disposal sites. The Company believes that any cost assessed with regard to these sites will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

   The Company and its subsidiaries are also parties to various other legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

12.   Income Taxes
   ------------
   The income tax provision (benefit) for each of the three years ended December 31, 1996 consists of the following:

                                                 Years Ended December 31,
                                           ----------------------------------
(Dollars in thousands)                       1996        1995          1994
                                           --------     --------     --------
Federal: Current                           $   (398)    $   (260)    $   (103)
         Deferred                            (1,480)          97       14,230
                                           --------     --------     --------
                                             (1,878)        (163)      14,127

State: Current                               (1,358)        (803)      (1,001)
       Deferred                                 (31)          (9)         357
                                           --------     --------     --------
                                             (1,389)        (872)        (644)
                                           --------     --------     --------
Total tax benefit (provision)              $ (3,267)    $ (1,035)    $ 13,483
                                           ========     ========     ========

   The tax provision differs from the amount computed using the statutory federal income tax rate as follows:

                                                 Years Ended December 31,
                                           ----------------------------------
(Dollars in thousands)                       1996         1995         1994
                                           --------     --------     --------
Tax expense (benefit) at statutory rate   $ (3,703)     $ (1,006)    $ 27,681
Amortization and write-off of cost in
 excess of net assets of acquired
 companies                                  (1,076)       (1,078)      (1,009)
State taxes, net of federal tax benefit
 and reduction of state tax accrual           (927)         (600)        (425)
Change in the valuation allowance for
 deferred tax assets                         2,122          1,331     (13,692)
Foreign sales tax benefits                     487            487         381
Other                                         (170)          (169)        547
                                          --------       --------    --------
Tax benefit (provision) at actual rate    $ (3,267)      $ (1,035)   $ 13,483
                                          ========       ========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

(Dollars in thousands)                                 1996                   1995
                                                     --------               --------
Deferred tax assets:
 Accounts receivable, principally due to allowance
  for doubtful accounts                              $    977               $  1,070
 Inventories, principally due to additional cost
  inventoried for tax purposes and financial
  statement allowances                                  3,523                  1,679
 Employee benefits, principally due to accrual
  for financial reporting purposes                      9,814                 13,510
 Accrual for costs of restructuring                     5,392                  8,750
 Accrual for disposal of discontinued operations        4,312                  5,020
 Net operating loss carryforward                       12,310                 11,771
 Alternative minimum tax credit carryforward            1,868                  1,730
 Reserves for self insurance and warranties             7,720                  5,606
 Other                                                  1,736                    150
 Less - valuation allowance                           (13,588)               (15,710)
                                                     --------               --------
 Total deferred tax assets                             34,064                 33,576
                                                     --------               --------
Deferred tax liabilities:
 Plant and equipment, principally due to basis
  differences                                          (7,770)                (8,993)
 Contract income recognized for financial
  reporting purposes                                     (436)                  (921)
 Intangibles                                           (4,751)                  (979)
 Other                                                      -                    (64)
                                                     --------               --------
 Total deferred tax liabilities                       (12,957)               (10,957)
                                                     --------               --------
  Net deferred tax asset                             $ 21,107               $ 22,619
                                                     ========               ========

     The decrease in the deferred tax valuation allowance of $2,122,000 in 1996 was due to the realization of current income tax benefits resulting from the reversal of temporary differences against financial statement income. The amount of deferred tax valuation allowance is determined based upon management's evaluation of the net realizability of the future income tax benefits, considering expiration of net operating losses, predictability of future income, including the impact of the Company's restructuring program, and the timing of reversal of temporary differences.

     At December 31, 1996 and 1995, other current assets include net deferred tax assets of approximately $9.7 million and $5.7 million, and other noncurrent assets include net deferred tax assets of approximately $11.4 million and $16.9 million, respectively. Also, at December 31, 1996 and 1995, current liabilities include income taxes payable of $2.0 million and $1.4 million, respectively.

     At December 31, 1996, the Company has a net operating loss carryforward of $36,204,000 for income tax reporting purposes, of which $2,796,000 expires in 2008, $19,576,000 expires in 2009, and $13,832,000 expires in 2010. The
Company also has a net operating loss carryforward of $27,336,000 available for purposes of federal alternative minimum tax, of which $18,041,000 expires in 2009, and $9,295,000 expires in 2010. At December 31, 1996, the Company has an alternative minimum tax credit carryforward of approximately $1,868,000, which is available to reduce future federal regular income taxes over an indefinite period.

     In connection with an examination of the Company's federal income tax returns for the years 1990 through 1992, the Internal Revenue Service (IRS) has proposed certain tax adjustments that could result in an additional tax liability. The Company disagrees with a large majority of the proposed adjustments and has asserted certain offsetting tax adjustments in its favor. The Company has filed a written protest challenging the proposed adjustments and supporting its right to the offsetting adjustments. Management and its tax counsel are of the opinion that the issues making up most of the additional tax liability proposed by the IRS are either not factually or legally supportable and that the Company's offsetting adjustments are meritorious. In addition, management is of the opinion that any additional net tax liability that might ultimately result from the IRS audit would not have a materially adverse effect on the Company's consolidated financial condition, results of operation or liquidity.

13.  Incentive Compensation Plans
     ----------------------------
     The Company's 1996, 1990, and 1985 Stock Plans for Key Employees provide for the granting of options and restricted stock to officers and key employees. Options are granted at no less than fair market value on the date of grant, become exercisable in increments and expire ten years from the date of grant.

     The 1996 Stock Options Plan for Key Employees reserved 250,000 shares of common stock, either previously unissued shares or shares held in treasury, for issuance upon the exercise of options or as stock appreciation rights or restricted stock awards. Options expire ten years from date of grant and vest in four annual installments on each January 1 following the grant date. The 1990 Stock Option Plan for Key Employees reserved 1,125,000 shares of common stock, either previously unissued shares or shares held in treasury for issuance upon the exercise of options or as stock appreciation rights or as restricted stock awards. The exercise of an option is conditioned upon the holder, (i) purchasing at fair value, within ninety days of the grant, stock equal to twenty-five percent of the number of options granted, and (ii) continuing beneficial ownership of all such stock through the time of exercise. Options expire ten years from the date of grant and vest in five equal annual installments on each January 1 following the date of grant. The 1985 Stock Plan for Key Employees terminated as of December 31, 1994, and no further options will be granted under that plan. However, 456,862 options remain outstanding and may be exercised in future years in accordance with the terms of the plan.

     In connection with the Garrett Acquisition, the Garrett Stock Purchase and Option Agreement (the "Garrett Plan") reserved 447,000 shares of common stock held in treasury for issuance upon exercise of options granted to certain key executives of Garrett. Certain executives of Garrett acquired 213,500 shares, the initial shares, at a purchase price of $5.75 per share under the terms of the Garrett Stock Purchase and Option Agreement. In addition, options were granted with an exercise price of $6.90 per share, which vest in three equal installments on each of the first three anniversary dates of closing and expire on January 15, 2001. Option vesting is conditioned upon the key executives retaining certain ownership interest in the initial shares over the three year vesting period. The costs of $697,000 and $938,700, associated with the sale of the initial shares and granting of these options, respectively, was included in the cost of the acquisition of Garrett.

     A summary of certain plan information related to stock options is as follows:
                                                         1996                            1995
                                                       Weighted                        Weighted
                                                        Average                         Average
                                       1996            Exercise          1995          Exercise        1994
                                      Shares             Price          Shares           Price        Shares
                                    ----------         --------       ----------       --------     ----------
Outstanding at beginning
  of the year                       1,597,862           $ 5.97        1,912,996         $ 3.87      1,788,896
Granted                               688,500             7.52        150,000           5.31        423,000
Exercised                            (275,700)            5.15          (47,200)          4.63        (59,800)
Forfeited                            (114,300)            6.57         (417,934)          6.45       (239,100)
                                    ---------                         ---------                     ---------
Outstanding at the end
  of the year                       1,896,362             4.92        1,597,862           5.97      1,912,996
Exercisable at end of year          1,039,962                         1,279,387                     1,126,521
Available for grant at end
  of year                              20,500
Price range of options
   Outstanding                     $3.19-9.75                        $3.19-9.75                    $3.19-9.75
   Exercised                       $3.88-6.38                        $4.44-5.75                    $3.88-6.57
Weighted average fair
value of options,
granted during the year                 $4.51                             $2.76

     The weighted-average fair value of options in 1996 granted under the 1996 Plan was $4.60 and the Garrett Plan was $4.21.

     The following table summarizes information about fixed price stock options outstanding at December 31, 1996:

                  Options     Weighted                 Options
                Outstanding    Average    Weighted   Exercisable     Weighted
      Range of       at       Remaining    Average       at          Average
      Exercise December 31,  Contractual  Exercise   December 31,    Exercise
       Prices      1996         Life        Price       1996           Price
     --------- ------------  -----------  --------- ------------    --------
$ 6.06-6.19         34,000      1 year    $   6.91     34,000        $  6.91
          8.63      19,362      2 years       8.63     19,362           8.63
     3.19-4.44     613,000      4 years       3.91    613,000           3.91
     4.44-5.75     260,000      5 years       4.70    260,000           4.70
          5.57      20,000      6 years       5.57     16,000           5.57
     5.69-7.88      58,500      7 years       6.66     41,600           6.72
     5.94-9.75      55,000      8 years       6.81     26,000           6.82
          5.31     150,000      9 years       5.31     30,000           5.31
     6.90-8.69     686,500     10 years       7.52          -                   -
                 ---------                          ---------
   $ 3.19-9.75   1,896,362                          1,039,962
                 =========                          =========

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards in 1995 and 1996 under those plans consistent with the recognition method of FASB Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

(Dollars in thousands, except per share amounts)                     1996            1995
                                                                    -------         -------
Net earnings applicable to common stock       As reported           $6,375          $1,923
                                              Pro forma              5,709           1,869

Primary earnings per share                    As reported           $ 0.35          $ 0.11
                                              Pro forma               0.32            0.10

Fully diluted earnings per share              As reported           $ 0.34          $ 0.11
                                              Pro forma               0.31            0.10

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                 1996              1995
                                                ------            ------
Expected life (years)                            4.35                 6

Interest rate                                    6.47%             5.84%

Volatility                                       45.2%             45.2%

Dividend yield                                   0.00%             0.00%

14.  Pension Plans and Other Post-retirement Benefits
     ------------------------------------------------
     The Company sponsors defined contribution plans that cover substantially all of its employees. Contributions are based upon a percentage of the employee's compensation. The cost of these plans was $7,852,000, $6,273,000 and $4,552,000 in 1996, 1995 and 1994, respectively.

     A defined benefit plan is also maintained for a limited number of former union personnel of an overhaul facility that the Company closed in 1994. The cost of this plan was $75,000 in 1996, $98,000 in 1995 and $81,000 in 1994.
In connection with the restructuring program in the second quarter of 1994, the Company recorded a curtailment loss of $460,000 as a result of the closing of this facility and the termination of the employees who were covered under this defined benefit plan. The projected benefit obligation and the fair value of plan assets in December 31, 1996 were $1,566,000 and $1,081,000, respectively. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% in 1996 and 1995. The expected long-term rate of return on assets was 7.25% in 1996 and 1995. Plan assets consist principally of investments in commercial paper, marketable securities, certificates of deposit and U.S. Government obligations.

     A subsidiary of the Company, UNC Airwork Corporation (Airwork), had been a participating employer in a multi-employer pension plan covering its hourly employees who are members of United Auto Workers (UAW) Local 2315. The plan was administered by trustees appointed by the UAW. Through December 1994, Airwork had made contributions under the plan on the basis of a portion of its hourly payroll based on collective bargaining, and had expensed such contributions on a current basis. The Company's contribution to the plan, as required by the union contract, was $383,000 in 1994. The Company did not make any payments to the plan in 1995 because it withdrew from the plan in January 1995.

     During 1994, the plan's trustees informed participating employers that the plan's obligations were substantially underfunded, that funding deficiencies were incurred in the previous three plan years, and that a substantial increase in employer contributions would be required. This underfunded status of the plan was not a result of Airwork not meeting its contractual obligations, as Airwork had consistently complied with its funding responsibilities in accordance with the terms of the collective bargaining agreement. On January 31, 1995, the UAW provided participating employers with an amendment to their respective collective bargaining agreements that would have the effect of terminating the plan as to each employer entering into such an amendment and, by doing so, withdrawing from the plan. Airwork entered into such an amendment, recognizing that participating employers not withdrawing from the plan would be liable for underfunding on an ongoing basis, that under the circumstances most employers would withdraw from the plan, and that, as probably the largest participating employer, Airwork could have substantial liability. As a result of the UAW's action, and confirming Airwork's expectations, employers representing approximately 95% of the plan participants withdrew from the plan on January 31, 1995.

     As a result of its withdrawal from the plan, Airwork recognized as a nonrecurring expense in 1994 its portion of the plan's unfunded liabilities and annual funding deficiencies, which it estimated to be approximately $14.0 million. In September 1996, the Company entered into a settlement agreement whereby it will satisfy its withdrawal liability by the payment of $7.3 million. This amount will be paid over a period of 20 years in quarterly installments including interest at 7.5%. As a result of this settlement the Company reduced its accrual for the withdrawal liability by $6.0 million in September 1996.

     The Company also contributes to other multi-employer plans that cover approximately 570 employees. The cost of these plans was $691,000, $630,000 and $591,000 in 1996, 1995 and 1994, respectively.

     The Company has non-qualified unfunded supplemental executive retirement plans covering certain officers and directors. As of December 31, 1996 and 1995, the projected benefit obligation was $19,245,000 and $16,231,000, respectively, and the accumulated benefit obligation was $18,669,000 and $15,883,000, respectively, which is included in other noncurrent liabilities in the accompanying balance sheet. The cost of these plans was $2,060,000, $2,095,000 and $2,280,000 for 1996, 1995 and 1994, respectively. The discount rate used in determining the pension liabilities was 7.25% at December 31, 1996 and December 31, 1995. The additional minimum liability exceeded the unamortized transition and prior service cost amounts by $1,790,000 and $1,801,000, net of deferred income taxes at December 31, 1996 and 1995, respectively. These amounts have been reflected in the accompanying consolidated balance sheets as reductions in shareholders' equity at December 31, 1996 and 1995.

     Post-retirement health care benefits are provided to a limited number of participating employees who become eligible for benefits after reaching normal retirement age while employed by the Company. The plan, which is an unfunded contributory defined benefit plan, covers approximately 3% of the
Company's employees.   The Company is amortizing the unrecognized net loss and
unrecognized transition obligation over 20 years.

     The actuarial and recorded liabilities for the post-retirement health care benefits at December 31, were as follow:

(Dollars in thousands)                               1996        1995
                                                   --------    --------
Accumulated post-retirement benefit obligations:
 Retirees                                          $  1,414    $  1,425
 Fully eligible active plan participants                149          39
 Other active participants                              351         316
                                                   --------    --------
Total accumulated post-retirement benefit
 obligation                                           1,914       1,780
Unrecognized net loss (gain)                            (87)         58
Unrecognized transition obligation                   (1,277)     (1,357)
                                                   --------    --------
Accrued post-retirement benefit cost               $    550    $    481
                                                   ========    ========

     The net periodic post-retirement benefit cost for 1996 was $250,000 and included $40,479 of service cost, $129,521 of interest and $80,000 amortization of the transition obligation. The cost for 1995 was $350,000 and included $112,000 of service costs, $152,000 of interest and $86,000 amortization of the transition obligation.

     For measurement purposes, a 7.25% discount rate was used in determining the accumulated post-retirement benefit obligation as of December 31, 1996 and 1995, respectively. Also, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996; the rate was assumed to decrease gradually to 6% for 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in the assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation as of December 31, 1996 by approximately $228,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year then ended by approximately $30,000.

     The Company also contributes in accordance with a union agreement to a multi-employer health benefit plan. The cost of this plan was $2,030,000, $2,592,000 and $1,865,000 in 1996, 1995 and 1994, respectively.

15.  Leases
     ------
     In December, 1994, the Company sold a McDonnell Douglas DC-10-30 aircraft, which had previously been covered under a leveraged lease. The net proceeds received of $6.8 million approximated the Company's investment in the lease. Income from the leveraged lease in 1994 was $2.5 million ($1.5 million net of income taxes).

     The Company has noncancellable operating leases covering certain real property and equipment used in its operations. Minimum rental commitments under these leases are: 1997, $17,978,000; 1998, $17,011,000; 1999,
$13,264,000; 2000, $9,596,000; 2001, $7,094,000; and thereafter, $9,312,000.
Rental expenses for the years 1996, 1995 and 1994 were $11,717,000, $9,186,000, and $8,720,000, respectively.

16.  Cash Flows
     ----------
     Cash payments for income taxes were $1.3 million, $1.2 million and $0.8 million in 1996, 1995 and 1994, respectively. Interest payments were $27.9, $19.6 and $17.6 million in 1996, 1995 and 1994, respectively.

17.  Sales Information
     -----------------
     The Company's operations are conducted in one business segment which includes: airframe maintenance, modification and retrofit services; avionics and aircraft interior installations; the overhaul and repair of aircraft engines and accessories and industrial gas turbine engines; the provision of aircraft maintenance and pilot training contract services and the manufacturing and remanufacturing of jet engine aircraft components.

     The Company maintains foreign marketing offices in Amsterdam, Singapore and Beijing, China and Miami, serving Latin America. Identifiable assets at these locations are not material.

     Export sales from the Company's United States operations to unaffiliated customers, which are denominated in U.S. dollars, were as follow:

                                                Years Ended December 31,
                                            --------------------------------
(Dollars in thousands)                        1996        1995        1994
                                            --------    --------    --------
Europe, Africa, Middle East                 $ 71,857     $ 71,283    $ 60,338
Latin America                                 21,139       18,035      13,821
Asia, Pacific Rim                             15,786       15,333       6,660
Canada                                         8,540        8,358       6,497
                                            --------     --------    --------
Total                                       $117,322     $113,009    $ 87,316
                                            ========     ========    ========

     Sales to the federal government were $275.4 million, $228.5 million and $223.1 million in 1996, 1995, and 1994, respectively.

     Net sales of tangible products in 1996, 1995 and 1994 amounted to $604.5 million, $335.2 million and $303.6 million, respectively, and costs and operating expenses related to tangible goods amounted to $499.7 million, $273.5 million and $244.4 million, respectively.

18.  Quarterly Summary (Unaudited)
     ------------------------------

(Dollars in thousands,              First            Second            Third       Fourth          Total
except per share amounts)          Quarter           Quarter          Quarter      Quarter          Year
                                   -------           -------          -------      -------        -------
Year Ended December 31, 1996
----------------------------
Revenues                          $141,509          $181,292         $247,895     $261,367       $832,063
Operating income                     5,865             8,767           12,490       14,623         41,745
Net earnings                           474             1,451            2,331        3,368          7,624
Net earnings per common share
    Primary                            .03               .07              .10          .15            .35
    Fully diluted                      .03               .07              .10          .14            .34

Year Ended December 31, 1995
----------------------------
Revenues                         $ 125,703         $ 131,342        $ 137,437    $ 141,761      $ 536,243
Operating income                     5,233             6,365            6,401        4,357         22,356
Net earnings                            49               959              839           76          1,923
Net earnings per common share                            .05              .05          .01            .11


19.  Guarantor Subsidiaries
     ----------------------
     The Company's obligations under the 9 1/8% Senior Notes, 11% Senior Subordinated Notes and the revolving credit facility are unconditionally guaranteed by each of the Company's domestic wholly-owned operating subsidiaries (the "Guarantees"). The combined guarantors are jointly and severally liable under the subsidiary guarantees. Each Guarantee under the Notes is a senior unsecured obligation of the subsidiary providing such Guarantee and ranks pari passu with all senior unsecured indebtedness of such subsidiary. The Guarantees under the revolving credit facility are collateralized, in general, by the accounts receivable and inventory of the subsidiaries and, therefore, effectively rank senior to the Guarantees. The Guarantees under the Notes are in effect only for as long as the Guarantees under the revolving credit agree-ment remain in effect. If the Guarantees under the Notes are terminated the Notes will be obligations solely of the Company and will be effectively subordinated to all existing and future indebtedness of the subsidiaries.

     The following condensed consolidating information presents:

(1) Condensed financial statements as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 of (a) the Company on parent company only basis (Parent Company), (b) the Combined Guarantors, and (c) the Company on a consolidated basis.

(2) The Parent Company with its investments in subsidiaries accounted for on the equity method.

(3) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                               UNC INCORPORATED
                    Condensed Consolidating Balance Sheet
                           As of December 31, 1996
                            (Dollars in thousands)

                                          Parent   Combined
                                         Company  Guarantors  Eliminations  Consolidated
                                         -------   ---------  ------------  ------------
Assets
------
Current assets:
  Cash                                 $ 18,332    $     36   $             $  18,368
  Accounts receivable, net                  190     203,749                   203,939
  Unbilled costs and accrued
    profits on contracts in progress                  6,325                     6,325
  Inventories                                       127,777                   127,777
  Assets held for sale                    2,541       4,232                     6,773
  Other                                   1,405      17,233                    18,638
                                       --------    --------                 ---------
    Total current assets                 22,468     359,352                   381,820
                                       --------    --------                 ---------
Assets held for sale-noncurrent           2,414       5,348                     7,762
Property, plant & equipment, net            468      72,942                    73,410
Cost in excess of net assets
  of acquired companies, net                        252,647                   252,647
Other noncurrent assets                  17,343      15,314                    32,657
Investments in and advances
  to subsidiaries                       523,986                (523,986)
                                       --------    --------   ---------     ---------
    Total assets                       $566,679    $705,603   $(523,986)    $ 748,296
                                       ========    ========   =========     =========

                               UNC INCORPORATED
                Condensed Consolidating Balance Sheet (cont.)
                           As of December 31, 1996
                            (Dollars in thousands)

                                           Parent   Combined
                                          Company  Guarantors  Eliminations  Consolidated
                                         --------  ---------   ------------  ------------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt     $  5,200   $    117     $             $   5,317
  Accounts payable                         1,899    120,676                     122,575
  Accruals and other current liabilities  25,129     52,120                      77,249
                                        --------   --------                   ---------
    Total current liabilities             32,228    172,913                     205,141
                                        --------   --------                   ---------

Other noncurrent liabilities              31,144      8,103                      39,247

    Total liabilities                    425,257    186,760                     612,017
                                        --------   --------                   ---------
Cumulative preferred stock                   250                                    250
Common stock and additional paid-
  in capital                             152,425                                152,425
Retained earnings (deficit)               (7,826)                                (7,826)
Equity of subsidiaries and
  advances of parent                                523,986     (523,986)
                                        --------   --------    ---------      ---------
                                         144,849    523,986     (523,986)       144,849
    Less:
    Treasury stock at cost
     (486,500 shares)                                 5,143                       5,143
    Minimum pension liability adjustment   1,790                                  1,790
    Unearned compensation-restricted
     stock                                 1,637                                  1,637
                                        --------   --------     ---------     ---------
  Total shareholders' equity             141,422    518,843      (523,986)      136,279
                                        --------   --------     ---------     ---------
Total liabilities and
  shareholders' equity                  $566,679   $705,603     $(523,986)    $ 748,296
                                        ========   ========     =========     =========

                               UNC INCORPORATED
                    Condensed Consolidating Balance Sheet
                           As of December 31, 1995
                            (Dollars in thousands)

                                    Parent            Combined
                                   Company          Guarantors    Eliminations   Consolidated
                                   -------          ----------    ------------   ------------
Assets
------
Current assets:
  Cash                            $    123            $  1,548  $                   $   1,671
    Accounts receivable, net           410             102,052                        102,462
    Unbilled costs and accrued
      profits on contracts in progress                  11,128                         11,128
    Inventories                                         91,130                         91,130
    Assets held for sale               114               4,985                          5,099
    Other                            1,125               9,031                         10,156
                                  --------            --------                      ---------
    Total current assets             1,772             219,874                        221,646
                                  --------            --------                      ---------
Assets held for sale noncurrent      2,834               9,962                         12,796
Property, plant & equipment, net       706              47,362                         48,068
Cost in excess of net assets
  of acquired companies, net                           136,298                        136,298
Other noncurrent assets              9,748              17,705                         27,453
Investments in and advances
  to subsidiaries                  343,366                       (343,366)
                                  --------            --------  ---------           ---------
      Total assets                $358,426            $431,201  $(343,366)          $ 446,261
                                  ========            ========  =========           =========

                               UNC INCORPORATED
                Condensed Consolidating Balance Sheet (cont.)
                           As of December 31, 1995
                            (Dollars in thousands)

                                           Parent    Combined
                                           Company   Guarantors  Eliminations  Consolidated
                                           -------   ----------  ------------  ------------

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt       $  1,631  $    117    $             $   1,748
    Accounts payable                           2,784    36,830                     39,614
    Accruals and other current liabilities    21,253    34,933                     56,186
                                            --------  --------                  ---------
      Total current liabilities               25,668    71,880                     97,548
                                            --------  --------                  ---------
Long-term debt                               202,981       352                    203,333
Other noncurrent liabilities                  20,875    24,353                     45,228
                                            --------  --------                  ---------
      Total liabilities                      249,524    96,585                    346,109
                                            --------  --------                  ---------

Common stock and additional paid-
  in capital                                 127,396                              127,396
Retained earnings (deficit)                  (15,450)                             (15,450)
Equity of subsidiaries and
  advances of parent                                   343,366     (343,366)
                                            --------  --------    ---------     ---------
                                             111,946   343,366     (343,366)      111,946
    Less:
      Treasury stock at cost
       (700,000 shares)                                  8,750                      8,750
      Minimum pension liability adjustment     1,801                                1,801
      Unearned compensation-restricted
       stock                                   1,243                                1,243
                                            --------  --------    ---------     ---------
    Total shareholders' equity               108,902   334,616     (343,366)      100,152
                                            --------  --------    ---------     ---------
    Total liabilities and
    shareholders' equity                    $358,426  $431,201    $(343,366)    $ 446,261
                                            ========  ========    =========     =========

                               UNC INCORPORATED
                Condensed Consolidating Statement of Earnings
                         Year Ended December 31, 1996
                            (Dollars in thousands)

                                      Parent   Combined
                                      Company  Guarantors  Eliminations  Consolidated
                                      -------  ----------  ------------  ------------
Sales and operating revenues          $         $ 832,063   $             $ 832,063

Costs and expenses
    Costs and operating expense                   710,589                   710,589
    Selling, general and
      administrative expenses           14,037     68,692                   82,729
    Restructuring charge                            3,000                    3,000
    Multi-employer pension plan
      withdrawal adjustment                        (6,000)                  (6,000)
    Allocated expenses                  (5,004)     5,004
                                     ---------  ---------                ---------
                                         9,033    781,285                  790,318
                                     ---------  ---------                ---------
Operating income (loss)                 (9,033)    50,778                   41,745

Other income (expense)
    Interest expense                   (28,709)      (397)                 (29,106)
    Other                               (2,136)       388                   (1,748)
    Equity in income of
      subsidiaries                      35,538                (35,538)
                                     ---------  ---------   ---------    ---------
                                         4,693         (9)    (35,538)     (30,854)
                                     ---------  ---------   ---------    ---------
Earnings (loss) before income taxes     (4,340)    50,769     (35,538)      10,891
Income tax benefit (provision)          11,964    (15,231)                  (3,267)
                                     ---------  ---------    ---------   ----------
Net earnings                         $   7,624  $  35,538   $ (35,538)   $   7,624
Preferred dividends                      1,249                               1,249
                                     ---------  ---------   ---------    ----------
Net earnings applicable to
    common stock                     $   6,375  $  35,538   $ (35,538)   $   6,375
                                     =========  =========   =========    =========

                               UNC INCORPORATED
                Condensed Consolidating Statement of Earnings
                         Year Ended December 31, 1995
                            (Dollars in thousands)

                                      Parent     Combined
                                      Company    Guarantors Eliminations  Consolidated
                                      -------    ---------- ------------  ------------
Sales and operating revenues          $           $ 536,243   $            $ 536,243

Costs and expenses
    Costs and operating expenses                    456,935                  456,935
    Selling, general and
      administrative expenses          16,423        40,529                   56,952
    Allocated expenses                 (7,723)        7,723
                                    ---------     ---------                ---------
                                        8,700       505,187                  513,887
                                    ---------     ---------                ---------
Operating income                       (8,700)       31,056                   22,356

Other income (expense)
    Interest expense                  (17,987)       (1,527)                 (19,514)
    Other                                 141           (25)                     116
    Equity in income of
      subsidiaries                     19,178                    (19,178)
                                    ---------     ---------    ---------   ---------
                                        1,332        (1,552)     (19,178)    (19,398)
                                    ---------     ---------    ---------   ---------

Earnings (loss) before income taxes    (7,368)       29,504      (19,178)      2,958
Income tax benefit (provision)          9,291       (10,326)                  (1,035)
                                    ---------     ---------    ---------   ---------
Net earnings                        $   1,923     $  19,178    $ (19,178)  $   1,923
                                    =========     =========    =========   =========

                               UNC INCORPORATED
             Condensed Consolidating Statement of Earnings (Loss)
                         Year Ended December 31, 1994
                            (Dollars in thousands)

                                         Parent    Combined
                                        Company   Guarantors   Eliminations  Consolidated
                                        -------   -----------  -----------   ------------
Sales and operating revenues            $   2,600  $ 523,233   $             $ 525,833

Costs and expenses
    Costs and operating expenses                     444,375                   444,375
    Selling, general and administrative
      expenses                             18,344     51,424                    69,768
    Restructuring charge                    4,800     53,906                    58,706
    Multi-employer pension plan withdrawal
      charge                                          14,000                    14,000
    Allocated expenses                     (7,104)     7,104
                                        ---------  ---------                 ---------
                                           16,040    570,809                   586,849
                                        ---------  ---------                 ---------
Operating income (loss)                   (13,440)   (47,576)                  (61,016)

Other income (expense)
    Interest expense                      (16,286)    (2,263)                  (18,549)
    Other                                  (1,911)        61                    (1,850)
    Equity in income (loss) of
      subsidiaries                        (41,535)                41,535
                                        ---------  ---------   ---------     ---------
                                          (59,732)    (2,202)     41,535       (20,399)
                                        ---------  ---------   ---------     ---------
Earnings (loss) before income taxes       (73,172)   (49,778)     41,535       (81,415)
Income tax benefit                          5,240      8,243                    13,483
                                        ---------  ---------   ---------     ---------
Net earnings (loss)                     $ (67,932) $ (41,535)  $  41,535     $ (67,932)
                                        =========  =========   =========     =========

                               UNC INCORPORATED
               Condensed Consolidating Statement of Cash Flows
                         Year Ended December 31, 1996
                            (Dollars in thousands)

                                           Parent   Combined
                                          Company   Guarantors   Consolidated
                                          -------   ----------   ------------
Net cash provided (used) by operating
  activities                             $ (15,970)  $  10,256   $  (5,714)
                                         ---------   ---------   ---------
Cash flows from investing activities:
    Net proceeds from sale of assets            77       8,625       8,702
    Additions to property, plant and
      equipment                              (105)      (9,525)     (9,630)
    Acquisition of subsidiary                         (157,867)   (157,867)
                                        ---------    ---------   ---------
      Net cash provided (used) by
        investing activities                  (28)    (158,767)   (158,795)
                                        ---------    ---------   ---------
Cash flows from financing activities:
    Additions to debt                   1,010,824                1,010,824
    Reductions in debt                   (848,351)        (29)    (848,380)
  Issuance of preferred stock              25,000                   25,000
    Other transactions, net                (6,188)      1,199       (4,989)
    Payment of preferred stock dividend    (1,249)                  (1,249)
    Net cash transfers to (from) parent  (145,829)    145,829
                                        ---------   ---------    ---------
      Net cash provided (used) by
       financing activities                34,207     146,999      181,206
                                        ---------   ---------    ---------
Net increase (decrease) in cash            18,209      (1,512)      16,697

Cash at beginning of year                     123       1,548        1,671
                                        ---------   ---------    ---------
Cash at end of year                     $  18,332   $      36    $  18,368
                                        =========   =========    =========

                               UNC INCORPORATED
               Condensed Consolidating Statement of Cash Flows
                         Year Ended December 31, 1995
                            (Dollars in thousands)

                                             Parent    Combined
                                            Company  Guarantors Consolidated
                                           --------  ---------- ------------
Net cash provided (used) by operating
  activities                             $ (23,402)  $   5,590  $ (17,812)
                                         ---------   ---------  ---------
Cash flows from investing activities:
    Net proceeds from sale of assets        26,159       7,441     33,600
    Additions to property, plant and
      equipment                               (239)     (6,528)    (6,767)
    Acquisition of subsidiaries                           (947)      (947)
                                         ---------   ---------  ---------
      Net cash and short-term investments
        provided (used) by investing
        activities                          25,920         (34)    25,886
                                         ---------   ---------  ---------
Cash flows from financing activities:
    Additions to debt                      382,005                382,005
    Reductions in debt                    (362,793)    (28,454)   (391,247)
  Other transactions                           220                    220
    Net cash transfers to (from) parent                (23,346)    23,346
                                         ---------   ---------  ---------
      Net cash provided (used) by
       financing activities                 (3,914)     (5,108)    (9,022)
                                         ---------   ---------  ---------
Net increase (decrease) in cash             (1,396)        448       (948)

Cash at beginning of year                    1,519       1,100      2,619
                                         ---------   ---------  ---------
Cash at end of year                      $     123   $   1,548  $   1,671
                                         =========   =========  =========

                               UNC INCORPORATED
               Condensed Consolidating Statement of Cash Flows
                         Year Ended December 31, 1994
                            (Dollars in thousands)

                                              Parent    Combined
                                             Company  Guarantors  Consolidated
                                            --------  ----------  ------------
Net cash provided (used) by operating
  activities                              $ (28,349)  $   8,854  $ (19,495)
                                           ---------  ---------   ---------
Cash flows from investing activities:
    Net proceeds from sale of assets                     11,713     11,713
    Additions to property, plant and
      equipment                                (381)     (9,918)   (10,299)
  Acquisition of subsidiaries                            (4,911)    (4,911)
    Proceeds from sale of leveraged lease     6,758                  6,758
    Other transactions, net                                  39         39
                                          ---------   ---------  ---------
      Net cash and short-term investments
       provided (used) by investing
       activities                             6,377      (3,077)     3,300
                                          ---------   ---------  ---------

Cash flows from financing activities:
    Additions to debt                       161,085      40,000    201,085
    Reductions in debt                     (159,185)    (24,860)  (184,045)
  Other transactions                            280                    280
    Net cash transfers to (from) parent                  20,454    (20,454)
                                          ---------   ---------  ---------
      Net cash provided (used) by financing
       activities                            22,634      (5,314)    17,320
                                          ---------   ---------  ---------
Net increase in cash                            662         463        125

Cash at beginning of year                       857         637      1,494
                                          ---------   ---------  ---------
Cash at end of year                       $   1,519   $   1,100  $   2,619
                                          =========   =========  =========

Report of Independent Accountants

The Board of Directors and Shareholders
UNC Incorporated:

    We have audited the consolidated financial statements and the financial statement schedule of UNC Incorporated and Subsidiaries listed in Item 14 to this Annual Report on Form 10-K as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNC Incorporated and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                       COOPERS & LYBRAND L.L.P.
Washington, D.C.
February 14, 1997, except for
  Note 3, as to which the date is
  March 9, 1997

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

    None

                            PART III

Item 10.    Directors and Executive Officers of the Company.

    (a)  Directors of the Company.

    The current Directors of the Company are set forth below:

Name                         Age        Served As Director Since
------                       ---       ------------------------
Dan A. Colussy               65               1981
Berl Bernhard                67               1992
Beverly B. Byron             64               1993
John K. Castle               56               1986
John W. Gildea               53               1996
Freeman A. Hrabowski, III    46               1996
George V. McGowan            69               1989
Jack Moseley                 65               1987
Lawrence A. Skantze          68               1989

Dan A. Colussy has been Chairman of the Board, Chief Executive Officer and President of the Company since October 1995 and prior thereto served as Chairman and Chief Executive Officer from September 1994. Mr. Colussy was Chairman, President and Chief Executive Officer of the Company from 1989 through September 1994. From December 1984 through 1989, Mr. Colussy was President and Chief Executive Officer of the Company. Mr. Colussy was Chairman, President and Chief Executive Officer of Canadian Pacific Air Lines, Limited, a commercial airline, from November 1982 until December 1984. Mr. Colussy also served as Chairman of Columbia Air, a commercial airline, from June 1981 to November 1982. Prior to that time, Mr. Colussy served in senior management positions with Pan American World Airways, a commercial airline, for more than five years, and was President and Chief Operating Officer from 1978 to December 1980. Mr. Colussy is a Director of Baltimore Gas and Electric Company, a public utility, and Chairman of the Board of Blue Cross Blue Shield of Maryland, Inc., a health insurer. Mr. Colussy has served as a Director of the Company since 1981.

Berl Bernhard has been a Director of the Company since 1992. Since 1982, Mr. Bernhard has been the Chairman of the law firm of Verner, Lipfert, Bernhard, McPherson and Hand. Mr. Bernhard has been a partner in the firm since 1962. Since 1992, Mr. Bernhard has been a Director of Uniroyal Chemical Company, Inc., a manufacturer of speciality chemicals.

Beverly B. Byron has been a Director of the Company since 1993. Ms. Byron has been an independent consultant since November 1993. Ms. Byron served as a Presidential Appointee to the Commission on Base Closure & Realignment during 1993. She served as a Representative in the United States Congress from January 1979 to January 1993. Ms. Byron presently serves as a Director of Baltimore Gas & Electric Company; McDonnell Douglas Corporation, an aerospace manufacturer; Farmers & Mechanics National Bank of Frederick, a banking corporation; and Blue Cross Blue Shield of Maryland, Inc.

Jack K. Castle has been a Director of the Company since 1986. Mr. Castle has been the Chief Executive Officer and a Director of Branford Castle, Inc., an investment firm, since September 1986. He has also served as Chairman, Chief Executive Officer and Director of Castle Harlan, Inc., a merchant banking firm, since June 1987. During the period 1979 to 1987, he served as the President and Chief Executive Officer of Donaldson, Lufkin & Jenrette, Inc., an investment banking firm. Mr. Castle is a Director of Sealed Air Corporation, a manufacturer of protective packaging materials; Quantum Restaurant Group, Inc., a restaurant holding company; INDSPEC Chemical Corporation, a manufacturer of specialty chemicals; and Homestead National Corporation, an insurance holding company.

John W. Gildea has been a Director of the Company since June 1996. Mr. Gildea is Managing Director of Gildea Management Company, a position he has held for over 25 years. He presently serves as Director for Factory Stores of America, America Service Group, Barry's Jewelers, and American Opportunity Trust, PLC.

Freeman A. Hrabowski, III has been a Director of the Company since April 1996. Mr. Hrabowski has been the President of University of Maryland Baltimore County ("UMBC") since 1993. He served as interim President of UMBC from 1992 to 1993 and Executive Vice President of UMBC from 1990 to 1993. Mr. Hrabowski serves as a Director of Baltimore Gas & Electric Company, the Joint Center for Political and Economic Studies, Loyola College of Maryland, the Maryland Academy of Science, The Robert G. And Ann M. Merrick Foundation, Inc./The Jacob and Anita France Foundation, Inc., a private grantmaking foundation, Citizens Bank of Maryland/Citizens Bancorp of Maryland, the Baltimore Equitable Society, Insurance, CollegeBound, University of Maryland Medical System, and the Baltimore Community Foundation, a community grantmaking foundation.

George V. McGowan has been a Director of the Company since 1989. Mr. McGowan served as Chairman and Chief Executive Officer of the Baltimore Gas & Electric Company from 1988 until his retirement in 1993. He presently serves as a Director of Baltimore Gas & Electric Company; NationsBank, N.A. a bank holding company; and McCormick and Company, Inc., a manufacturer of spices and specialty foods.

Jack Moseley has been a Director of the Company since 1987. Mr. Moseley served as Chairman, President and Chief Executive Officer of USF&G Corporation, an insurance and financial services company, from 1980 until his retirement in 1990.

Lawrence A. Skantze has been a Director of the Company since 1989. Mr. Skantze has been an independent industrial consultant since August 1987. He is a retired General, U.S. Air Force and served as the Commander, U.S. Air Force Systems Command from July 1984 to August 1987.

    (b)  Executive Officers of the Company.

    The following table sets forth the names and ages of all executive officers of the Company, their positions and office with the Company, and the period during which each person has served as such.

                              Positions and                   Served as
                           Office Currently Held              Officer
Name                  Age    with the Company                 Since (1)
----                  ---  ---------------------              ---------
Dan A. Colussy        65   Chairman of the Board, President   1984
                           and Chief Executive Officer
                           and Director

John J. Bonasia       63   Vice Chairman                      1990

Robert L. Pevenstein  50   Senior Vice President and          1987
                           Chief Financial Officer

L. David Clemons      43   President, Garrett Aviation        1996
                           Services

Ronald W. Frederick   49   President, Manufacturing           1995

John H. Moellering    59   President, Aviation Services       1993

Gerald J. Knapp       54   Senior Vice President,             1991
                           Human Resources

Gregory M. Bubb       45   Vice President                     1988

Paul X. McLain        56   Vice President, Financial Controls 1982

Kenneth G. Mosesian   49   Treasurer                          1996

Richard H. Lange      63   Secretary                          1987
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

     The following information relates to the business experience during the past five years of each Executive Officer named above:

     John J. Bonasia has served as Vice Chairman of the Company since June 1996. Previously he was Senior Vice President, Manufacturing from October 1994. Prior to that time he served as Executive Vice President and Chief Operating Officer of the Company from February 1992. He also served as Senior Vice President and Chief Operating Officer since January 1991, and Group Vice President of Engine Overhaul from August 1990.

     Robert L. Pevenstein has served as Senior Vice President and Chief Financial Officer of the Company since February 1992. He served as Vice President Finance and Chief Financial Officer of the Company from October 1987 to February 1992. He joined the Company as Controller in September 1987.

     L. David Clemons has served as President, Garrett Aviation Services since June 1996. Previously he served as President and Chief Executive Officer of Garrett since its inception in June 1994. Prior to this he served as General Manager of the Los Angeles facility of Garrett Aviation Services and in various positions with AlliedSignal's aircraft services and repair business for over 20 years.

     Ronald W. Frederick has served as President, Manufacturing since June 1996. Previously he was Vice President, Manufacturing Division since joining the Company in July 1993. Prior to joining UNC, he served as President of Johnson Technology and Gentz Manufacturing companies. He served as Director, Manufacturing for Williams International, a manufacturing company. Also he served in various management positions with General Electric Aircraft Engine Group, a manufacturing company, for 21 years.

     John H. Moellering has served as President, Aviation Services since June 1996. He joined the Company as Executive Vice President, UNC Aviation Services in October 1993. Previously he was President and Chief Executive Officer of Lear Siegler Management Services Corporation, an international aviation maintenance service company, from 1990 to 1993. He served as Corporate Vice President with Automatic Data Processing, Inc., a computer operations and network services company, from 1987 to 1990.

     Gerald J. Knapp has served as Senior Vice President, Human Resources since May 1994. He joined the Company of Vice President, Human Resources in April 1991. Prior to such time, he was Manager, Human Resources Management, for Thomason Consumer Electronics, Inc., a consumer electronics company, and General Electric Company, a manufacturing company.

     Gregory M. Bubb has served as Vice President of the Company and Chief Financial Officer of Garrett Aviation Services since January 1997. Previously he was Senior Vice President, Finance and Treasurer since June 1996 and Vice President and Treasurer since May 1992. He joined the Company as Treasurer in March 1988.

     Paul X. McLain joined the Company as Vice President, Financial Controls in August 1982.

     Kenneth G. Mosesian has served as Treasurer since November 1996. Prior to joining the Company, he was Treasurer for Par Pharmaceutical, Inc. since 1993. He worked as a financial consultant from 1990 to 1993. Previously he served in several finance positions with Primerica Corporation, a financial services and specialty retailing company, from 1982 to 1989.

     Richard H. Lange retired as Senior Vice President and General Counsel of the Company in October 1996 but continues to serve as Secretary. He had been Senior Vice President, General Counsel and Secretary since May 1994. He was elected Vice President, General Counsel and Secretary of the Company in July 1987.

Compliance with Section 16(a)

     Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership. Except as otherwise noted, based solely on its review of copies of the forms received by it, or written representations from certain reporting persons that they were not required to file Form 5's, the Company believes that during 1996, all filing requirements were complied with on a timely basis. Form 4's reflecting the conversion of stock options to restricted stock were filed ten days late for each of Messrs. Colussy, Frederick, Pevenstein, Knapp and Bubb.


Item 11.  Executive Compensation.

Summary Compensation Table

     The following table summarizes certain information regarding the Company's compensation of certain executive officers for the last three fiscal years.

                                              Annual Compensation
                                               -------------------
                                                       Other Annual
                                                       Compensation
                             Year   Salary    Bonus ($)   ($)(1)
                             ----  -------- -----------------------
Dan A. Colussy,              1996  $630,007 $469,993    $47,376
Chairman, President and      1995   610,000  171,000(4)  44,887(5)
Chief Executive Officer      1994   592,019  150,000(6)  42,278

John H. Moellering,          1996   278,253  167,000     31,964
President, Aviation Services 1995   265,000  138,496(8)  29,798(5)
                             1994   260,344        -     88,852(9)

Robert L. Pevenstein,        1996   216,000  130,000     22,200
Senior Vice President and    1995   216,000   82,500(4)  28,741(5)
Chief Financial Officer      1994   211,587   57,764(6)  20,365

Ronald W. Frederick,         1996   215,384  145,000    157,251
President, Manufacturing     1995   179,502   56,543     19,778(5)
                             1994   156,538   49,309      5,000

John J. Bonasia,             1996   222,505  111,253    307,155(10)
Vice Chairman                1995   195,000    6,700    119,768(5)
                             1994   248,308   26,658(6)  62,239

                     Long Term Compensation
                     ----------------------
                                    Restricted               All Other
                                   Stock Awards Stock Option Compensation
                            Year     ($)(2)      Award ($)       ($)
                            ----   ----------- ------------- ----------
Dan A. Colussy,             1996    $648,000   $      0       $34,564(3)
Chairman, President and     1995     436,526    171,000(4)     24,923(3)
Chief Executive Officer     1994     702,000    150,000        24,923(3)

John H. Moellering,         1996           -          0         9,000(7)
President, Aviation Service 1995      45,450     30,000         9,000(7)
                            1994      48,750     60,000         9,000(7)

Robert L. Pevenstein,       1996      67,500          0         9,000(7)
Senior Vice President and   1995      64,687          0         9,000(7)
Chief Financial Officer     1994      48,750          0         9,000(7)

Ronald W. Frederick         1996      22,500          0         9,000(7)
President, Manufacturing    1995           -     40,000         9,000(7)
                            1994           -          0         9,000(7)

John J. Bonasia             1996           -          0         9,000(7)
Vice Chairman               1995           -          0         9,000(7)
                            1994           -          0         9,000(7)

------------------------

(1) The Company also provides certain perquisites and other personal benefits. Except as noted, the aggregate dollar cost to the Company of the perquisites and other personal benefits in each of the represented years did not exceed the lesser of $50,000 or 10% of the amount reflected in the Salary and Bonus columns for any of the named executive officers.

(2) As of December 31, 1996, Messrs. Colussy, Moellering, Pevenstein, Frederick and Bonasia held 316,034, 12,500, 25,000, 2,500, and 5,000 shares of restricted stock having a value of $3,792,408, $150,000, $300,000, $30,000, and $60,000, respectively, based upon a $12.00 per share closing price of the Company's Common Stock as reported on the New York Stock Exchange as of December 31, 1996, the last trading day of the fiscal year. Dividends are paid on all restricted stock to the same extent as any other shares of the Company's Common Stock. In connection with the awards of restricted stock in 1996, 1995 and 1994, each of the named executive officers canceled an equal number of stock options without compensation.

(3) Includes Company contributions under the Company's 401(k) Retirement Income Savings Plan of $9,000 and an insurance premium of $15,923 paid by the Company in respect of life insurance coverage for the benefit of Mr. Colussy in 1994 and 1995 and $25,564 paid in 1996.

(4) In December 1995, the Compensation Committee authorized payment of special awards to certain executive officers and key employees of the Company in recognition of their exceptional performance during 1995 related to the sale of the Company's Naval Products property in Connecticut for the total amount of $28.4 million. These awards, which included $150,000 payable to Mr. Colussy and $75,000 to Mr. Pevenstein, were not part of the Incentive Compensation Plan of the Company.

(5) Includes contributions paid directly to the employee that would have been included in the Company's contributions in 1994 and 1995 to the Company's 401(k) Retirement Income Savings Plan, but for limitations imposed pursuant to the 1993 Tax Act.

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

(7) Company contribution under the Company's 401(k) Retirement Income Savings Plan.

(8) Includes bonus paid in April 1995 in the amount of $85,000, which related to his performance in 1994, but was paid subsequent to the filing of the Proxy Statement in 1995.

(9)  Includes reimbursement of relocation costs of $38,767.

(10) Includes $284,125 realized upon the exercise of stock options in 1996.

Stock Option Grants in the Last Fiscal Year

     There were no stock options granted by the Company to Messrs. Colussy, Moellering, Pevenstein, Frederick or Bonasia pursuant to the Company's stock option plans during the last fiscal year.

Aggregated Stock Option Exercises in Last Fiscal Year, and Fiscal Year-End Option Value

  The following table sets forth, on an aggregate basis, certain information concerning each exercise of stock options during the last fiscal year by each of the named executive officers, and the fiscal year-end value of unexercised stock options.

                                                                                    Value of
                                                               Number of          Unexercised
                                                              Unexercised           In-the-
                            Shares                              Options          Money Options
                         Acquired on                Value      FY-End (#)           FY-End ($)
                           Exercise               Realized    Exercisable/        Exercisable/
     Name                     (#)                    ($)     Unexercisable       Unexercisable
     ----                  ---------             ---------   -------------       -------------
Dan A. Colussy,                *                     *           450,000/0        $3,730,432/0
John H. Moellering             *                     *       68,000/34,500   $357,980/$174,870
Robert L. Pevenstein           *                     *           142,500/0        $1,081,720/0
Ronald W. Frederick            *                     *       23,500/24,000   $146,865/$160,560
John J. Bonasia              50,000              $ 284,125        99,000/0          $748,440/0

*    These named executive officers did not exercise options during 1996

Defined Benefit Plans - Pension Plan Table

     The Company has a non-tax-qualified Supplemental Executive Retirement Plan for Key Employees (the "Supplemental Retirement Plan"), adopted as of December 22, 1983. The following table sets forth examples of the annual benefits payable under the Company's Supplemental Retirement Plan upon retirement for certain specified levels of final average compensation and years of service:

                                   Years of Service
                      --------------------------------------------
 Final Average
  Compensation          4             6           8         10
-----------------   ---------     ---------   --------   ----------
$200,000.........   $ 48,000      $ 72,000    $96,000    $120,000
 300,000.........     72,000       108,000    144,000     180,000
 400,000.........     96,000       144,000    192,000     240,000
 600,000.........    144,000       216,000    288,000     360,000
 800,000.........    192,000       288,000    384,000     480,000

     Benefits under the Supplemental Retirement Plan are payable in monthly installments, equal to 60% of the person's final average compensation multiplied by a ratio equal to one-tenth of the participant's years of service, provided, however, that no participant shall receive more than 10 years of service and such ratio shall equal zero until a participant completes two years of service. Final average compensation is defined as the average of the employee's annual base salary, incentive bonus and similar payments (as set forth in the compensation column of the Summary Compensation Table above) for the three calendar years that produce the highest annual rate of compensation out of the ten calendar years prior to termination of employment or retirement. Benefit payments are not subject to any offset for Social Security benefits. Benefits become payable upon a participant's attaining age 65, or upon a participant's death, in which event benefits are paid to the surviving spouse, if any. However, at a participant's election, a reduced level of benefits may become payable upon a termination of employment for a reason other than cause after attaining age 55. Upon a change in control of the Company, as defined, the Company, is required to pay each eligible participant in a lump sum the present value of the participant's accrued and vested benefit as of the date of such change. Messrs. Colussy, Pevenstein, Moellering, Bonasia and Frederick are each participants under the Supplemental Retirement Plan. As of January 1, 1997, Mr. Colussy was fully vested under the plan and Messrs. Pevenstein, Moellering, Bonasia and Frederick were credited with 9.3, 3.2, 8.5, and 1.7 years of service, respectively.

Compensation of Directors

     Directors who are employees of the Company receive no additional compensation for their services as directors or as members of committees of the Board. Cash compensation payable to other directors for services in that capacity under the Outside Directors Compensation Plan currently consists of a retainer of $15,000 per year and a fee of $1,000, plus travel expenses, for each day of each meeting of Board of Directors attended in person and a fee of $500 for participation in a meeting by telephone. Additional annual retainers of $3,000 and $2,000 are paid to the Chairman of each committee and to each member of a committee, respectively. Members of the committees are also paid a fee of $800 for each committee meeting attended in person and a fee of $400 for participation in a committee by telephone. In addition to any retainer or meeting fees for serving on the Board of Directors or any committee, a director who renders services on behalf of the Company outside of formal meetings is compensated for such services at the rate of $1,000 per day.

     Effective as of July 31, 1987, the Company adopted the Outside Directors Separation from Service Plan (the "Outside Directors Services Plan"). All directors who are not employed by the Company automatically become participants under the Outside Directors Service Plan, but must have served on the Board of Directors for three years before their benefits become vested. Benefits are payable in monthly installments, equal to the director's final basic retainer fee, multiplied by a ratio equal to one-tenth of the director's years of service, provided, however, that no director shall receive more than 10 years of service and such ratio shall equal zero until a director completes three years of service. Benefits become payable upon a director's ceasing to serve on the Board of Directors, or upon a director's death in which event benefits are paid to the surviving spouse, if any. Upon a change in control of the Company, as defined, the Company is required to pay each eligible director in a lump sum the present value of the director's accrued and vested benefit as of the date of such change. All directors not otherwise employed by the Company are participants under the Outside Directors Service Plan.

     Directors are eligible to participate in the Company's group life insurance program.

Employment Contracts and Other Transactions

     Dan A. Colussy, Chairman, President and Chief Executive Officer of the Company, is serving under an employment agreement the term of which has been extended to December 31, 1997. The Company is required to provide Mr. Colussy life insurance coverage of $1,000,000 at the Company's expense until age 65 and thereafter the Company pays an agreed upon portion of the premiums due until Mr. Colussy reaches age 71. Mr. Colussy's employment agreement provides for varying severance benefits, including compensation, additional service credit, coverage under employee benefit plans for a minimum of three years, vesting of stock options and restricted stock awards, and some relocation expenses, upon certain events of termination of employment, such as termination after a change in control.

     The Company has also entered into agreements with certain key employees, including Messrs. Bonasia, Pevenstein, Moellering and Frederick providing benefits for a period of three years following a change in control of the Company as defined in the agreements, including continued employment for a specified period and vesting of stock options and restricted stock awards. In addition, these agreements provide the employee an election to terminate his employment up to one year after a change in control, which will result in a continuation of salary and benefits for two years following the date of such termination.

Statement of Management Development and Compensation Committee on Executive Compensation

     The Company has required that a substantial portion of the compensation of its executives and other key employees shall be at risk, based on the financial performance of the Company against specific goals established by the Board of Directors.

     Under the Company's Incentive Compensation Plan, the Management Development and Compensation Committee ("Compensation Committee") establishes early each year the business attainment goals to be achieved by the Company and each of its operating divisions during the year. Incentive compensation awards for attaining each of these goals can amount to 50% or more of the base salary (or 33% or more of total compensation) of the Company's executives, and 30% or more (or 25% or more of total compensation) for participating key employees of its operating divisions.

     The performance of both the Company (or, as applicable, each operating division) and the individual executive or key employee are further considered in connection with discretionary awards under the Plan, which can amount to 20% or more of the award for business goal attainment. As a result, 37.5% or more of the total compensation of the Company's executives is at risk related to the financial performance of the Company and, more generally, to their individual performance.

     Company performance, as related to the market price of its stock, is also the only element in the Company's long term incentive compensation policy for executives and key employees since the Company has no incentive plan providing long term cash compensation. Under the Company's stock plans, approved by its stockholders and administered by the Compensation Committee, executives and participating key employees receive incentives in the form of stock options, valued at the market price of the Company's stock at time of grant, and, on a more limited basis, in the form of restricted stock. These incentives are potentially substantial, based entirely on increases in the price of the Company's stock over a period of years in the future. Such options and restricted stock vest over a period of five years and, in the case of options, can be exercised, as vested, over a ten year period, providing longer term performance based incentives.

     The Company's stock option program requires that a participant purchase with his or her own funds, on the open market, a number of shares equal to 25% of his or her award, and hold that stock in order to be eligible to exercise any portion of the option. Thus, each executive and key employee of the Company who is a participant in the option program personally has a substantial economic stake in the performance of the Company as reflected in the price of its stock, thus further aligning the interests of executives and key employees with those of the Company's stockholders.

     This performance orientation is also considered by the Compensation Committee in establishing base salary compensation for the executives of the Company and the heads of its operating divisions. The degree to which the performance of the Company as a whole may be a consideration in determining salary level necessarily increases with the level of responsibility of the executive or key employee.

The Company's Chief Executive Officer

       The compensation of the Company's Chief Executive Officer is established by the Compensation Committee, and in accordance with Company policy, must be ratified by the entire Board of Directors. The Chief Executive Officer is responsible to the Board for both the current performance and the future prospects of the Company as a whole. It is on this basis, and in the light of his performance of that responsibility, that his base salary, the discretionary portion of his incentive awards, if any, and his stock option and restricted stock awards are established.

     The current performance of the Company extends in many directions beyond its day to day operations; it includes the relationship between the Company and its several key constituencies, including investors, media, financial sources and federal and state governments and regulatory agencies, as well as the Company's relationships with its customers and within each of the industries in which it is engaged. The current performance of the Company also entails an ongoing deep involvement in developments affecting each of those industries. The current performance of the Company also includes its day to day operations, including substantial investment and policy decisions, the monitoring of the results of operations, the development of opportunities, the remedy of problems and the resolution of issues.

     Of particular importance to the Compensation Committee in determining the total compensation of the Chief Executive Officer for 1996 were his direction and leadership of the Company in acquiring Garrett Aviation Services, financing the acquisition, and integrating Garrett successfully into the Company. This development had a significant positive impact on the Company's financial position, allowing it to continue to pursue its growth strategy.

     The non-discretionary portion of the Chief Executive Officer's incentive award for 1996 was based on specific business attainment goals to be achieved by the Company. These were the Company's earnings per share and return on invested capital.

 Company Executive Officers

     The Compensation Committee has followed generally similar criteria in establishing the compensation of the executive officers of the Company reporting to the Chief Executive Officer, including those previously named in this Annual Report. In a real sense, the performance of each of these officers directly affects the performance of the Company, even though their responsibilities and areas of action are relatively defined and, in most cases, somewhat specialized.

     With regard to the executive officers of the Company as a group for purposes of this statement, the Compensation Committee establishes their base salary within salary ranges derived from publicly available survey data that is principally industry and occupationally specific. The individual executive's performance of his responsibilities is used to establish his salary level within that range. The Compensation Committee relies on appropriate corporate staff input, primarily as to salary ranges, and the recommendations of the Company's Chief Executive Officer regarding individual performance and salary level for each of the executive officers of the Company.

       As with the Chief Executive Officer of the Company, the incentive compensation of each of the executive officers for 1996 was contingent on business goal attainment and represented a substantial at risk proportion of his total compensation that was dependent on the financial performance of the Company against specific goals that were established by the Compensation Committee for the year. As with the Chief Executive Officer, the Company performance measures for non-discretionary incentive awards in respect of 1996 were based on earnings per share and return on invested capital. In addition, also representing at risk compensation, the discretionary award to each executive officer was dependent on Company performance within his area of responsibility and his individual performance both generally and with regard to the attainment of specific goals established with each executive.

     Also at risk, and dependent on the performance of the Company as reflected in the market price of its stock, is the long term stock based compensation potentially available to executives. The Compensation Committee determines the stock option and restricted stock awarded to those executives based principally on the individual performance of their responsibilities and the importance of that performance with respect to the future prospects of the Company.

     Regulations of the Internal Revenue Service are now final regarding performance based compensation for purposes of the Company's deduction of compensation for the Chief Executive Officer of the Company, or other executive officers, in excess of $1 million in any one fiscal year. Although the compensation of the Chief Executive Officer in 1996 slightly exceeded the $1 million limit, the Company does anticipate that the full amount of compensation will be deductible under the terms of the regulations as finally issued.


Management Development and
Compensation Committee
John K. Castle, Chairman
George V. McGowan
Jack Moseley

     Comparison of Five-Year Cumulative Total Return Among
 UNC Incorporated, NYSE Market Value Index and Peer Group Index

                            Unc         Peer Group    NYSE Market
     Year               Incorporated      Index          Index
     ----               ------------    ----------    -----------
     1991                   100            100            100
     1992                    92             83            105
     1993                   156             91            119
     1994                   100             89            117
     1995                   100            114            151
     1996                   200            167            182

     The foregoing chart shows the value of $100 invested on January 1, 1992 in Company Common Stock, in the New York Stock Exchange ("NYSE") Market Value Index and in a peer group comprised of companies that participate in the same industries in which the Company now participates. The chart is compiled on a "total return" basis, including not only year to year appreciation, or depreciation, in the price of stocks represented on the chart, but also assuming the reinvestment of dividends paid during each year. The Company does not pay any dividends.

     The companies comprising NYSE index represent a diverse cross section of industries in the United States. The index is generally used to portray the price levels of stocks listed on the NYSE, and does not purport to afford a direct comparison of such companies with the Company. Companies in the peer group are AAR Corp., Barnes Group, Inc., Ducommun Incorporated and Sequa, Inc.

     Also, it should be noted that the chart shows information relating only to stock prices. It does not purport to show information directly relating to the business or economic performance of any of the companies, including the Company, as to which stock price information is shown.

Item 12.  Ownership of Common Stock by Certain Persons.

     The following table sets forth information, as of February 14, 1997, concerning those persons known to the Company to be the beneficial owners of more than 5% of the issued and outstanding Common Stock of the Company.

Name and Address of               Number of Shares    Percentage
Beneficial Owner (1)              Beneficially Owned   of Class
--------------------              ------------------  ----------
Heartland Advisors, Inc. (2)
790 North Milwaukee Street
Milwaukee, Wisconsin 53202            2,025,147(3)     11.0%(4)

Heartland Group, Inc.(5)
790 North Milwaukee Street
Milwaukee, Wisconsin 53202            1,100,000(6)      6.8%

Bridge Partners, L.P.(7))
115 East Putnam Avenue
Greenwich, Connecticut 06830          2,014,286(3)     10.1%(8)

Carson Street Partners, Inc.(9)
115 East Putnam Avenue
Greenwich, Connecticut 06830          2,014,286(3)     10.1%(8)

John W. Gildea(10)
115 East Putnam Avenue
Greenwich, Connecticut 06830          3,000,000(3)     14.4%(8)

Network Fund III Ltd (11)
P.O. Box 219 Butterfield House
Grand Cayman, Cayman Islands B.W.I.     842,857(3)      4.5%(8)

J O Hambro & Company Limited(12)
10 Park Place
London SW1A 1LP England               1,257,500(13)     7.1%(14)

J O Hambro Asset Management Limited(12)
10 Park Place
London SW1A 1LP England               1,257,500(13)     7.1%(14)

J O Hambro & Partners Limited(15)
10 Park Place
London SW1A 1LP England               1,257,500(13)     7.1%(14)

Christopher Harward Bernard Mills(15)
10 Park Place
London SW1A 1LP England               1,257,500(13)     7.1%(14)

Growth Financial Services Limited(16)
77 Middle Street
Brockham, Surrey
RH3 7HL England                         600,000(13)     3.4%(14)

North Atlantic Smaller
Companies Investment Trust plc(17)
77 Middle Street
Brockham, Surrey
RH3 7HL England                         600,000(13)     3.4%(14)

/TABLE

Name and Address of               Number of Shares    Percentage
Beneficial Owner (1)              Beneficially Owned   of Class
--------------------              ------------------  ----------
American Opportunity Trust plc (17)
77 Middle Street
Brockham, Surrey
RH3 7HL England                         250,000(13)     1.4%(14)

Oryx International Growth
Fund Limited(17)
Bermuda House
St Julian's Avenue
St Peter Port, Guernsey                 300,000(13)     1.7%(14)

Consulta (Channel Islands) Limited (15)
P.O. Box 208
Bermuda House
St. Julian's Avenue
St. Peter Port, Guernsey                300,000(13)     1.7%(14)

Dan A. Colussy
c/o UNC Incorporated
175 Admiral Cochrane Dr.
Annapolis, MD 21401                     977,780(18)     5.3%


---------------------------------

(1) The information set forth above with respect to Heartland Advisors and Heartland Group was provided to the Company in the beneficial owner's
     Schedule 13G dated December 8, 1995, as amended by Amendment No.2 dated February 12, 1997. The information set forth above with respect to Bridge Partners, L.P., Carson Street Partners, Inc., John W. Gildea and Network Fund III Ltd. was provided to the Company in the beneficial owner's schedule 13D dated June 10, 1996. The information set forth above with respect to J O Hambro & Partners Limited, J O Hambro Asset Management Limited, J O Hambro & Company Limited, Growth Financial Services Limited, Christopher Harwood Bernard Mills, North Atlantic Smaller Companies Investment Trust plc, American Opportunity Trust plc, Oryx International Growth Fund Limited and Consulta (Channel Islands) Limited was provided to the Company in the beneficial owner's Schedule 13D dated May 9, 1996, as amended by Amendment No. 2 dated July 8, 1996.

(2)  Reporting as an investment advisor in accordance with Rule
     13d-1(b)(1)(ii)(E) in respect of shares beneficially owned by its clients.

(3)  Sole voting power and sole dispositive power in respect of all shares.

(4)  Of which 6.8% is also held by Heartland Group.

(5) Reporting as an investment company in accordance with Rule 13d-1(b)(1)(ii)(D) in respect of shares beneficially owned by its clients.

(6)  Sole voting power only in respect of all shares.

(7) Reporting as a limited partnership which is the owner of 141,000 shares of the Company's Series B Senior Cumulative Preferred stock, convertible into 2,014,286 shares of common stock.

(8)  Filing as part of a group which owns an aggregate of 3,000,000 shares.

(9) Reporting as a corporation which is the general partner of Bridge Partners, L.P.

(10) Reporting as an individual who is the Chairman of the Board of Directors, Chief Executive Officer, President and Controlling Stockholder of Carson Street Partners, Inc. as well as the Chairman of the Board, Chief Executive Officer, President and sole stockholder of Gildea Management Company, which has the power to dispose of the 842,857 shares owned by Network Fund III, Ltd pursuant to an Investment Advisory Agreement.

(11) Reporting as a corporation which is the owner of common stock set forth above.

(12) Reporting as a holding company in accordance with Rule 13d-
     1(b)(1)(ii)(G) in respect of shares beneficially owned by its clients.

(13) Shared investment power and shared dispositive power in respect of all shares.

(14) Filing as part of a group which beneficially owns an aggregate of 1,257,500 shares.

(15) Reporting as an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E) in respect of shares beneficially owned by its clients.

(16) Reporting as an investment advisor pursuant to a contract with Christopher Mills in accordance with Rule 13d-1(b)(1)(ii)(E) in respect of shares beneficially owned by its clients.

(17) Reporting as an investment company in accordance with Rule 13d-1(b)(1)(ii)(D) in respect of shares beneficially owned by its clients.

(18) Includes 450,000 shares with respect to which Mr. Colussy, as of January 1, 1997, has the right to acquire ownership upon exercise of outstanding stock options within 60 days, 316,034 shares of restricted stock, 80,000 shares of unrestricted stock, 128,500 shares owned by Mr. Colussy's spouse and 3,246 shares that Mr. Colussy has the right to acquire within 60 days upon exercise of conversion rights relating to the Company's Convertible Debentures.

            OWNERSHIP OF COMMON STOCK BY MANAGEMENT

     The following table sets forth the beneficial ownership, as of January 1, 1997, of Common Stock by each of the directors and nominees for director, each of the executive officers named in the Summary Compensation Table, and all directors and executive officers as a group, as reported by such persons. Unless otherwise indicated in a footnote to the table, the director, nominee or executive officer held sole voting and investment power over the shares.

                                      Number of Shares       Percentage
Name                                 Beneficially Owned     of Class
------                               ------------------     ----------
Berl Bernhard                            8,000             *
John J. Bonasia                        122,500             *
Beverly B. Byron                         5,000             *
John K. Castle                          30,000             *
Dan A. Colussy (1)(2)                  977,780              5.3%
Ronald W. Frederick(1)                  38,800             *
John W. Gildea                       3,000,000             14.4%
Freeman A. Hrabowski, III                    0             *
George V. McGowan                        2,000             *
John H. Moellering(1)                   94,000             *
Jack Moseley                            10,000             *
Robert L. Pevenstein(1)(3)             204,550             *
Lawrence A. Skantze(4)                  20,000             *
All directors and executive officers
as a group (20 persons)(1)           4,904,557             26.8%

--------------------------

* Less than 1%

(1) The number of shares stated as "beneficially owned" by executive officers includes shares with respect to which such executive officers, as of January 1, 1997, have the right to acquire beneficial ownership within 60 days (a) upon the exercise of outstanding options, if such options are exercised, as follows: Mr. Colussy, 450,000; Mr. Moellering, 68,000; Mr. Frederick, 23,500; Mr. Pevenstein, 142,500; Mr. Bonasia, 99,000;
     and all directors and executive officers as a group, exclusive of the foregoing 195,062, and (b) upon exercise of conversion rights relating to the Company's Convertible Debentures, as follows; Mr. Colussy, 3,246; and Mr. Pevenstein, 4,550.

(2) The number of shares shown as beneficially owned by Mr. Colussy includes 128,500 shares owned by his spouse, 316,034 shared of restricted stock and 80,000 shares of unrestricted stock.

(3) The number of shares shown as beneficially owned by Mr. Pevenstein includes 28,798 shares owned jointly with his spouse, and 1,558 shares held in custodian for his minor children.

(4) The number of shares shown as beneficially owned by Mr. Skantze includes 20,000 owned jointly with his spouse.

Item 13.  Certain Relationships and Related Transactions.

     Mr. Knapp, an executive officer of the Company, was indebted to the Company during the year in connection with a loan made by the Company to facilitate the purchase of a home upon his relocation to the Annapolis area. The outstanding loan balance throughout the year was $124,000, which balance was reduced to $55,000 as of January 1997.

     Following the Company's acquisition of Garrett in May 1996, L. David Clemons was elected as an officer of the Company and director of several of the Company's subsidiaries. Mr. Clemons was a shareholder of one of the selling entities in the Garrett acquisition and as such received a share of the purchase price of approximately $145 million paid by the Company.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this Report:

     (1) and (2)  Financial Statements and Financial Statement Schedules.

                                                 Page Number
Financial Statements:                           in this Report
--------------------                            --------------
     Consolidated statements of earnings -
     years ended December 31, 1996, 1995 and 1994     22

     Consolidated balance sheets - as of
     December 31, 1996 and 1995                       23-24

     Consolidated statements of cash flows -
     years ended December 31, 1996, 1995 and 1994     25

     Consolidated statements of changes in
     shareholders' equity - years ended
     December 31, 1996, 1995 and 1994                 26

     Notes to consolidated financial statements       27-54

     Report of Independent Accountants                55

                                                             Page Number
Index to Consolidated Financial Statement Schedules:        in this Report
---------------------------------------------------         --------------
     Schedule VIII  Valuation and qualifying
                    accounts - for the three
                    years ended December 31, 1996                84

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

     4.6 Second Supplemental Indenture, dated as of November 5, 1993, between the Company and Continental Bank, National Association, Trustee (supplementing the Indenture, dated July 15, 1993, between the Company and Continental Bank, National Association, Trustee, relating to the Registrant's 9-1/8% Senior Notes due
          2003) (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 -- File No. 1-7795 and incorporated herein by reference).

     4.7 Third Supplemental Indenture, dated as of May 15, 1996, among UNC Incorporated, UNC Johnson Technology, Inc., UNC Parts Company, the other corporations identified as Guarantors therein and Chemical Bank, as Trustee (filed as Exhibit 4.11 to the Company's registration statement on Form S-8, No. 333-6389 and incorporated herein by reference).

     4.8 Fourth Supplemental Indenture, dated as of May 30, 1996, among UNC Incorporated, the corporations identified as Guarantors therein and Chemical Bank, as Trustee (filed as Exhibit 4.12 to the Company's registration statement on Form S-8, No. 333-6389 and incorporated herein by reference).

     4.9 Indenture dated as of May 30, 1996, among UNC Incorporated, the other corporations identified therein as Guarantors and The Bank of New York, as Trustee (relating to the Company's 11% Senior Subordinated Notes due 2006) (filed as Exhibit 4.13 to the Company's registration statement on Form S-8, No. 333-6389 and incorporated herein by reference).

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

     10.15 Resolutions adopted by the Board of Directors of the Company on October 23, 1992, amending Sections 8(a) and 8(b) of the Amended and Restated Supplemental Executive Retirement Plan for Key Employees of the Company referred to in Exhibit 10.13 hereof to require two years of service before a participant is entitled to benefits under the plan and a participant's years of service to commence on the date such employee becomes a participant under the plan, respectively (filed as Exhibit 10-A (xiii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 -- File No. 1-7795 and incorporated herein by reference).

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

     10.25 Amendment, dated as of May 27, 1993, to the Second Amended and Restated Credit Agreement dated as of July 24, 1992, among UNC Incorporated, a Delaware corporation, Airwork Corporation, a Delaware corporation, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, a New York banking corporation, as agent for the Banks, referred to in Exhibit 10.22 hereof (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 -- File No. 1-7795 and incorporated herein by reference).

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

     10.27 Waiver and Amendment, dated as of October 22, 1993, to the Second Amended and Restated Credit Agreement dated as of July 24, 1992, among UNC Incorporated, a Delaware corporation, Airwork Corporation, a Delaware corporation, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, a New York banking corporation, as agent for the Banks, referred to in Exhibit 10.22 hereof (filed as Exhibit
               10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 -- File No. 1-7795 and incorporated herein by reference).

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

     10.33 Amendment, dated as of December 29, 1994, to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992, among UNC Incorporated, UNC Airwork Corporation; the several banks and other financial institutions from time to time parties thereto and Chemical Bank as agent for the Banks (filed as Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 1994-- File No. 1-7795 and incorporated herein by reference).

     10.34 Amendment, dated as of March 29, 1995, to the Second Amended and Restated Credit Agreement, dated as of July 24, 1992, among UNC Incorporated, UNC Airwork Corporation; the several banks and other financial institutions from time to time parties thereto and Chemical Bank as agent for the Banks (filed as Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1994-- File No. 1-7795 and incorporated herein by reference).

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

     10.37 Stock Purchase Agreement, dated as of October 4, 1995, by and among UNC Incorporated and certain Purchasers regarding the purchase from the Company of up to 250,000 shares of newly created series of Preferred Stock (filed as Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     10.38 Asset Purchase Agreement dated January 15, 1996, by and among UNC Incorporated, UNC/CFC Acquisition Co., CFC Aviation Services, L.P., CFC Aviation Company, L.L.C., CFC Aviation, Inc., Carlisle Enterprises, L.P., First Capital Corporation of Chicago, and Cross Creek Partners III (filed as Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     10.39 Amendment No. 2 to Credit Agreement dated February 1996, by and among UNC Incorporated, UNC/CFC Acquisition Co., First Union Commercial Corporation, as administrative agent, First Union Commercial Corporation, as collateral agent, the various corporations identified as Guarantors and the various banks and lending institutions (filed as Exhibit 10.39 to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     10.40 Purchase Agreement, dated May 23, 1996, by and among CS First Boston Corporation, First Union Capital Markets Corp. and the Company and its subsidiaries named therein (filed as Exhibit 10.1 to the Company's registration statement on Form S-4, No. 333-9959 and incorporated herein by reference).

     10.41 Registration Rights Agreement, dated May 23, 1996, by and among CS First Boston Corporation, First Union Capital Markets Corp. and the Company and its subsidiaries named therein (filed as Exhibit 10.2 to the Company's registration statement on Form S-4, No. 333-9959 and incorporated herein by reference).

     10.42 Agreement and Plan of Reorganization; dated February 13, 1997 by and among UNC Incorporated, Greenwich Air Services, Inc., and Condor Acquisition Corporation (filed as Exhibit 1 to the Company's Current Report on Form 8-K dated February 19, 1997).

     10.43 Amended and Restated Credit Agreement, dated as of May 22, 1996, by and among UNC Incorporated, the Lenders who or may become a party to the Credit Agreement, First Union Commercial Corporation, as administrative and collateral agent, and First Union National Bank of North Carolina, as the issuing bank for letter of credit.

     10.44 Amendment No. 1 to Amended and Restated Credit Agreement dated as of October 2, 1996, by and among UNC Incorporated, First Union Commercial Corporation, as administrative and collateral agent and First Union National Bank of North Carolina, as issuer of certain letters of credit.

     10.45 Amendment No. 2 to Amended and Restated Credit Agreement dated as of December 19, 1996, by and among UNC Incorporated, First Union Commercial Corporation, as administrative and collateral agent and First Union National Bank of North Carolina, as issuer of certain letters of credit.

     10.46     Agreement, dated September 27, 1996, between the Company and Dan
               A. Colussy amending the Employment Agreement referred to in
               Exhibit 10.19 hereof.

     10.47 1996 Stock Option Plan for Key Employees of UNC Incorporated and its subsidiaries dated as of October 1, 1996.

     10.48 Letter to Robert L. Pevenstein dated as of February 15, 1995, regarding a change in the period for termination of benefits in UNC's August 19, 1987 employment agreement.

     10.49 Offer letter dated as of August 19, 1987, to Robert L. Pevenstein for the position of Vice President and Controller.

     10.50 Offer letter dated as of September 24, 1994, to John J. Bonasia for the position of Senior Vice President, Manufacturing.

     10.51 Offer letter dated as of August 20, 1990, to John J. Bonasia for the position of UNC Group Vice President - Engine Overhaul Operations.

     10.52 Offer letter dated as of May 20, 1988, to John J. Bonasia for the position of Senior Vice President of Sales for Airwork Corporation.

     10.53 Offer letter dated as of November 21, 1995, to Ronald W. Frederick for the position of Vice President, Manufacturing.

     10.54 Offer letter dated as of January 9, 1995, to Ronald W. Frederick for the position of General Manager, Manufacturing.

     10.55 Offer letter dated as of July 23, 1993, to Ronald W. Frederick for the position of Vice President of Johnson Technology.

     10.56 Offer letter dated as of October 26, 1993, to John Moellering for the position of Executive Vice President and Chief Operating Officer of UNC Aviation Services.

     10.57 Amended and Restated Agreement and Plan of Merger, dated March 9, 1997 among Greenwich Air Services, Inc., Condor Acquisition Corp., and UNC Incorporated (filed as exhibit 1 to the Company's Current Report on Form 8-K dated March 14, 1997).

     10.58 Agreement and Plan Merger dated March 9, 1997 among General Electric Company, Greenwich Air Services, Inc., and GB Merger Corp.,(filed as exhibit 2 to the Current Report on Form 8-K dated March 14, 1997).

     11   Statement re: Computation of Earnings per Share.

     16 Letter dated March 1, 1994 of KPMG Peat Marwick (filed as Exhibit 16 to the Company's Report on Form 8-K dated March 1, 1994 --
           File No. 1-7795 and incorporated herein by reference).

     21   Subsidiaries of the Company.

     23   Independent Accountants' Consent

     24   Powers of Attorney.

     27   Financial Data Schedule (electronically filed).


-------------------------
(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

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

                                   UNC INCORPORATED

March 25, 1997
                                   By:  /s/ Robert L. Pevenstein
                                        ---------------------------
                                        Robert L. Pevenstein
                                        Senior Vice President
                                        and Chief Financial Officer
                                        (principal financial and
                                        accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Title                         Date
--------                    -----                         ----
/s/ Dan A. Colussy*         Chairman of the Board,        February 26, 1997
------------------------    President, Chief Executive
(Dan A. Colussy)            Officer and Director


/s/ Robert L. Pevenstein    Senior Vice President and     March 25, 1997
------------------------    Chief Financial Officer
(Robert L. Pevenstein       (principal financial and
                             accounting officer)


/s/Berl Bernhard*           Director                      February 25, 1997
------------------------
(Berl Bernhard)

/s/John K. Castle*          Director                      February 25, 1997
------------------------
(John K. Castle)

/s/John W. Gildea *         Director                      February 25, 1997
------------------------
(John W. Gildea)

/s/Freeman A. Hrabowski III*Director                      February 27, 1997
---------------------------
(Freeman A. Hrabowski III)

/s/George V. McGowan*       Director                      February 26, 1997
------------------------
(George V. McGowan)

/s/Jack Moseley*            Director                      February 27, 1997
------------------------
(Jack Moseley)

/s/Lawrence A. Skantze*     Director                      February 26, 1997
------------------------
(Lawrence A. Skantze)

/s/Beverly B. Byron*        Director                      February 25, 1997
------------------------
(Beverly B. Byron)

* By /s/Robert L. Pevenstein
     -----------------------
     (Robert L. Pevenstein)
      Attorney-in-Fact

                   UNC INCORPORATED AND SUBSIDIARIES

           Schedule VIII - Valuation and Qualifying Accounts
              For the Three Years Ended December 31, 1996
                        (Dollars in thousands)

                                                Additions
                                     Balance at Charged to                     Balance
                                     Beginning  Costs and                      at End
       Description                   of Year    Expenses   Deductions(1)       of Year
       -----------                   ---------  ---------    -------------     --------

Allowance for Doubtful
 Accounts Receivable:

Year ended December 31, 1996         $   3,186  $   5,426(1) $   1,934(2)       $   6,678
                                     =========  =========    =========          =========

Year ended December 31, 1995         $   3,706  $   1,637    $   2,157(2)       $   3,186
                                     =========  =========    =========          =========

Year ended December 31, 1994         $   6,366  $   4,296    $   6,956(2)       $   3,706
                                     =========  =========    =========          =========


Deferred Income Tax Asset
 Valuation Allowance:

Year ended December 31, 1996         $  15,710               $   2,122(3)       $  13,588
                                     =========               =========          =========

Year ended December 31, 1995         $  17,041               $   1,331(3)       $  15,710
                                     =========               =========          =========

Year ended December 31, 1994         $   3,349  $  13,692                       $  17,041
                                     =========  =========                       =========



(1) Includes $3,560 acquired in the acquisition of Garrett and $1,866 which was charged to costs and expenses in 1996.

(2)  Uncollected receivables written off, net of recoveries.

(3) Reduction in valuation allowance based on management's evaluation of the net realizability of the future income tax benefits considering expiration of net operating losses, predictability of future income, including the impact of the Company's restructuring program, and timing of reversal of temporary differences. See Management's Discussion and Analysis and Note 12 of Notes to Consolidated Financial Statements.

SEQUENTIAL EXHIBIT INDEX

     The following exhibits are being filed herewith:

Exhibit
Number              Description
-------             -----------
10.43               Amended and Restated Credit Agreement, dated as of May 22,
                    1996, by and among UNC Incorporated, the Lenders who or may become a party to the Credit Agreement, First Union
                    Commercial Corporation, as administrative and collateral agent, and First Union National Bank of North Carolina, as the issuing bank for letter of credit.

10.44 Amendment No. 1 to Amended and Restated Credit Agreement dated as of October 2, 1996, by and among UNC Incorporated, First Union Commercial Corporation, as administrative and collateral agent and First Union National Bank of North Carolina, as issuer of certain letters of credit.

10.45 Amendment No. 2 to Amended and Restated Credit Agreement dated as of December 19, 1996, by and among UNC Incorporated, First Union Commercial Corporation, as administrative and collateral agent and First Union National Bank of North Carolina, as issuer of certain letters of credit.

10.46 Agreement, dated September 27, 1996, between the Company and Dan A. Colussy amending the Employment Agreement referred to in Exhibit 10.19 hereof.

10.47 1996 Stock Option Plan for Key Employees of UNC Incorporated and its subsidiaries dated as of October 1, 1996.

10.48 Letter to Robert L. Pevenstein dated as of February 15, 1995, regarding a change in the period for termination of benefits in UNC's August 19, 1987 employment agreement.

10.49               Offer letter dated as of August 19, 1987, to Robert L.
                    Pevenstein for the position of Vice President and Controller.

10.50               Offer letter dated as of September 24, 1994, to John J.
                    Bonasia for the position of Senior Vice President, Manufacturing.

10.51               Offer letter dated as of August 20, 1990, to John J.
                    Bonasia for the position of UNC Group Vice President - Engine Overhaul Operations.

10.52 Offer letter dated as of May 20, 1988, to John J. Bonasia for the position of Senior Vice President of Sales for Airwork Corporation.

10.53               Offer letter dated as of November 21, 1995, to Ronald W.
                    Frederick for the position of Vice President, Manufacturing.

10.54               Offer letter dated as of January 9, 1995, to Ronald W.
                    Frederick for the position of General Manager, Manufacturing.

10.55               Offer letter dated as of July 23, 1993, to Ronald W.
                    Frederick for the position of Vice President of Johnson Technology.

10.56 Offer letter dated as of October 26, 1993, to John Moellering for the position of Executive Vice President and Chief Operating Officer of UNC Aviation Services.

11                  Statement re: Computation of Earnings per Share.

21                  Subsidiaries of the Company.

23                  Independent Accountants' Consent

24                  Powers of Attorney.

27                  Financial Data Schedule (electronically filed).

____________________