Form 10-Q
period 1997-03-31
UNC INC
filed 1997-05-15
CIK 276104

                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Period ended March 31, 1997



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


                          [X] Yes          [ ] No


Number of shares of Common Stock, par $0.20, outstanding as of May 5, 1997:
18,370,156 (excluding 486,500 treasury shares held by a subsidiary).

                    UNC Incorporated, and Subsidiaries

                                   INDEX

                                                                  Page No.
                                                                  --------
Part I.  Financial Information

Consolidated Statements of Earnings
   Three Months Ended March 31, 1997 and 1996                           1

Consolidated Balance Sheets
   March 31, 1997 and December 31, 1996                                 2

Consolidated Statements of Cash Flows
   Three Months Ended March 31, 1997 and 1996                           3

Notes to Consolidated Financial Statements                              4

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                  16


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                               23

Signature Page                                                          24

Exhibit Index                                                           25

                     UNC Incorporated and Subsidiaries
                    Consolidated Statements of Earnings
             (Dollars in thousands, except per share amounts)

                                               Three Months Ended
                                                   March 31,
                                          ---------------------------
                                             1997              1996
                                          ---------         ---------
Sales and operating revenues              $ 261,817         $ 141,509

Costs and expenses:
  Cost and operating expenses               226,054           120,936
  Selling, general and
    administrative expenses                  22,424            14,708
                                          ---------         ---------
                                            248,478           135,644

Operating income                             13,339             5,865

Other income (expense):
  Interest expense                           (9,201)           (4,864)
  Other                                        (509)             (324)
                                          ---------         ---------
                                             (9,710)           (5,188)
                                          ---------         ---------
Earnings before income taxes                  3,629               677
Income tax provision                            726               203
                                          ---------         ---------
Net Earnings                                  2,903               474

Preferred dividends                             531
                                          ---------         ---------
Net earnings applicable
 to common stock                          $   2,372         $     474
                                          =========         =========
Primary and full diluted
  earnings per common share               $     .13         $     .03
                                          =========         =========

                     UNC Incorporated and Subsidiaries
                        Consolidated Balance Sheets
                          (Dollars in thousands)

                                                   March 31,     December 31,
                                                      1997           1996
                                                   ---------      ---------
Assets

Current assets:
  Cash                                             $   2,233      $  18,368
  Accounts receivable, less allowance for
    doubtful accounts of $6,644 and $6,678,
    respectively                                     243,590        203,939
  Unbilled costs and accrued profits on
    contracts in progress                              4,442          6,325
  Inventories                                        147,722        127,777
  Assets held for sale                                 6,602          6,773
  Other                                               19,786         18,638
                                                   ---------      ---------
    Total current assets                             424,375        381,820
                                                   ---------      ---------
Assets held for sale - noncurrent                      9,133          9,262
Property, plant and equipment, at cost               114,148        113,124
Less accumulated depreciation                         41,780         39,714
                                                   --------       ---------
    Net property, plant and equipment                 72,368         73,410
Cost in excess of net assets of acquired
  companies, less accumulated amortization of
  $37,441 and $35,237, respectively.                 250,523        252,647
Other assets                                          33,719         32,657
                                                   ---------      ---------
    Total assets                                   $ 790,118      $ 749,796
                                                   =========      =========
/TABLE

                     UNC Incorporated and Subsidiaries
                    Consolidated Balance Sheets (cont.)
                          (Dollars in thousands)

                                                   March 31,     December 31,
                                                      1997           1996
                                                   ---------      ---------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt                $   5,317      $   5,317
  Accounts payable                                   143,448        122,575
  Income taxes payable                                 1,835          2,006
  Accruals and other current liabilities              73,602         76,743
                                                   ---------      ---------
    Total current liabilities                        224,202        206,641
Long-term debt, less current portion:
  Revolving Senior Bank Debt, interest rate
   at March 31, 1997, 8.4% due 2000                  100,387         76,285
  9 1/8% Senior Notes due 2003                       100,000        100,000
  11% Senior Subordinated Notes due 2006             125,000        125,000
  7 1/2% Convertible Subordinated Debentures
    due 2006                                          56,400         60,600
  Other                                                5,664          5,744
                                                   ---------      ---------
Total long-term debt, less current portion           387,451        367,629
Other noncurrent liabilities                          39,256         39,247
                                                   ---------      ---------
    Total liabilities                                650,909        613,517
/TABLE
                     UNC Incorporated and Subsidiaries
                    Consolidated Balance Sheets (cont.)
                          (Dollars in thousands)

                                                   March 31,     December 31,
                                                      1997           1996
                                                   ---------      ---------
Shareholders' equity:
Series preferred stock, par value $1.00 per share;
  Authorized 12,000,000 shares:
  Series A Junior Participating Preferred Stock,
    250,000 shares authorized, none issued
  Series B Senior Cumulative Preferred Stock,
    250,000 shares authorized and issued
    $25,000,000 liquidation preference                   250            250
  Series C Senior Cumulative Preferred Stock,
    250,000 shares authorized, none issued
Common stock, par value $0.20 per share; authorized
  50,000,000 shares; issued 18,845,031 and
  18,763,181 shares, respectively                      3,769          3,753
Additional paid-in capital                           148,532        148,672
Retained earnings (deficit)                           (4,923)        (7,826)
                                                   ---------      ---------
                                                     147,628        144,849
Less:
  Treasury stock, at cost (486,500 shares)             5,143          5,143
  Minimum pension liability adjustment                 1,790          1,790
  Unearned compensation-restricted stock               1,486          1,637
                                                   ---------      ---------
    Total shareholders' equity                       139,209        136,279
                                                   ---------      ---------
    Total liabilities and shareholders' equity     $ 790,118      $ 749,796
                                                   =========      =========
/TABLE
                             UNC Incorporated and Subsidiaries
                           Consolidated Statements of Cash Flows
                                  (Dollars in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                         1997           1996
                                                      ---------      ---------
Cash flows from operating activities:
  Net earnings                                        $   2,903      $     474
  Adjustments to reconcile net earnings to net
      cash provided (used) by operating activities:
    Depreciation and amortization                         5,422          3,223
    Provision for losses on accounts receivable             236            265
    Deferred income taxes                                   422             80
    Gain on disposition of assets                          (106)
    Changes in assets and liabilities, net of
      effect of acquisitions and divestitures:
      (Increase) in accounts receivable                 (39,887)        (6,719)
      Decrease in unbilled costs & accrued
       profits on contracts in progress                   1,883            743
      (Increase) in inventories                         (19,945)        (9,534)
      (Increase) decrease in other current assets        (1,570)           441
      (Increase) in other noncurrent assets              (1,382)        (1,639)
      Increase in accounts payable and in accruals
       and other current liabilities                     17,732            463
      (Decrease) in income taxes payable                   (171)           (60)
      Increase (decrease) in other noncurrent
       liabilities                                            9         (1,234)
                                                      ---------      ---------
       Total adjustments                                (37,357)       (13,971)
                                                      ---------      ---------
  Net cash provided (used) by operating activities      (34,454)       (13,497)
                                                      ---------      ---------
/TABLE

                             UNC Incorporated and Subsidiaries
                       Consolidated Statements of Cash Flows (cont.)
                                  (Dollars in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                         1997           1996
                                                      ---------      ---------
Cash flows from investing activities:
  Net proceeds from sale of assets                          506            740
  Additions to property, plant and equipment             (1,805)        (2,226)
  Other                                                     (80)
                                                      ---------      ---------
  Net cash provided (used) by investing activities       (1,379)        (1,486)
                                                      ---------      ---------
Cash flows from financing activities:
  Additions to debt                                     248,743        156,277
  Reductions in debt                                   (228,921)      (141,484)
  Payment of preferred stock dividend                      (531)
  Other                                                     407            648
                                                      ---------      ---------
Net cash provided (used) by financing activities         19,698         15,441
                                                      ---------      ---------
Net increase (decrease) in cash                         (16,135)           458
Cash at beginning of year                                18,368          1,671
                                                      ---------      ---------
Cash at end of period                                 $   2,233      $   2,129
                                                      =========      =========
/TABLE

                     UNC Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements

1. The accompanying financial statements, which should be read in conjunction with the Consolidated Financial Statements included in the Annual Report filed on Form 10-K for the year ended December 31, 1996, are unaudited. The statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the close of the year. It is the opinion of the management of the Company that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of such periods have been included. Results of interim periods are not necessarily indicative of results to be expected for the full year.

     Certain prior period amounts have been reclassified to conform to the March 31, 1997, presentation.

2.   Inventories at March 31, 1997 and December 31, 1996:

                                                      (Dollars in thousands)
                                                        1997           1996
                                                      --------       -------
     Component parts and materials                    $ 86,019       $ 82,224
     Work in process                                    54,574         39,116
     Supplies and other                                  7,129          6,437
                                                      --------       --------
                                                      $147,722       $127,777
                                                      ========       ========

3. Net sales of tangible products in the three-month period ended March 31, 1997 amounted to $200.7 million and cost and operating expenses related to tangible goods sold amounted to $169.6 million.

4. On February 13, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Original Merger Agreement") with Greenwich Air Services, Inc. ("Greenwich") pursuant to which the Company would be merged into, and thereby become, a wholly-owned subsidiary of Greenwich. Under the Original Merger Agreement, each of the Company's "Common Stock Equivalents" (as defined in the Original Merger Agreement) would be valued at not less than $14.00 and each holder of the Company's Common Stock Equivalents would be entitled to receive that number of shares of Class B nonvoting Common Stock, par value $.01 per share, of Greenwich ("Greenwich Class B Stock") as is determined by multiplying the number of shares of the Company's Common Stock Equivalents held by such holder by the Exchange Ratio.

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

     Consummation of the UNC-Greenwich Merger pursuant to the Amended Merger Agreement is subject to a number of conditions, including approval by the stockholders of the Company entitled to vote thereon, certain regulatory approvals, and satisfaction or waiver of all conditions to the GE-Greenwich Merger. The GE-Greenwich Merger is, in turn, subject to a number of conditions, including approval by the Greenwich stockholders entitled to vote thereon and certain regulatory approvals.

     If the GE-Greenwich Merger is terminated for any reason, the Amended Merger Agreement provides, in effect, that the terms of the Original Merger Agreement will once again become effective, with certain modifications.

5. A subsidiary of the Company, Pacific Airmotive Corporation ("PAC"), acquired by the Company in 1985 from Purex Corporation, conducted aircraft engine overhaul operations on two adjacent parcels (the "PAC parcels") in Burbank, California. In 1994, Lockheed Martin Corporation ("Lockheed") commenced an action against PAC and other parties in United States District Court for the Central District of California under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, to allocate and recover environmental response costs Lockheed alleged it incurred and would incur in remediating groundwater in the vicinity of the parcels as required by the U.S. Environmental Protection Agency. In December 1995, Lockheed amended its complaint to include remediation of soil and groundwater with respect to a third Burbank parcel that Lockheed had purchased in 1981 from a subsidiary of Purex Corporation (the "Lockheed parcel") and to add the Company and its Airwork subsidiary as parties to the case. Trial on the Lockheed claims was held in August 1996. On April 7, 1997, the trial court issued findings of fact and conclusions of law determining that PAC is liable for contamination on and from the Lockheed parcel, based on a series of assumptions of liability among participants in a leveraged buyout of Purex Corporation in 1982, and liable for contamination on and from the PAC parcels. It is anticipated that the court's determination will be reduced to a final judgement against the Company, Airwork, and PAC for approximately $10.3 million (including prejudgment interest) and a declaration that they are jointly and severally liable for 11% of any additional remediation costs incurred by Lockheed after June 30, 1996 with respect to the Lockheed parcel, which additional remediation costs could approach or exceed those incurred to date. The Company and PAC believe that the trial court's conclusions are clearly at odds with the undisputed facts, and consequently are prepared to post the necessary bond and pursue an appeal of the trial court's decision to the United States Court of Appeals at such time as the trial court's judgment becomes final. In addition, the Company and PAC have joined Purex Industries, Inc. (as successor by merger to Purex Corporation) ("Purex") as a third-party defendant in the Lockheed action, asserting that Purex is liable to the Company and PAC to the extent that they may be found liable with respect to the Lockheed claims. No trial has yet been held on the claims of the Company and PAC against Purex, and it is not known whether the trial court will enter a final judgment in the Lockheed phase of the action (which would require the Company to appeal) before there is a trial of the related Purex phase. In addition, the Company has notified its own insurance carriers of its potential exposure and has requested that these carriers provide indemnification for any recovery by Lockheed. The Company has been advised by counsel that there are valid and meritorious appellate issues that are available to the Company. However, because of the uncertainties associated with this litigation, the Company is unable to determine its ultimate liability, if any, in this matter. The Company intends to vigorously pursue an appeal as well as vigorously pursue its claims against Purex and its insurance carriers as well as the Company's carriers.

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

     United Nuclear Corporation was engaged in mining uranium ore at a number of leased sites in New Mexico, ceasing all such operations in 1982. In June 1993, the State of New Mexico enacted the New Mexico Mining Act (the "Mining Act"), requiring existing mining operations to perform site assessments, obtain permits, and effect any required remediation regarding such mines. The Mining Act defines "existing mining operations" as those that were in operation for two or more years between 1970 and June 18, 1993, the effective date of the Mining Act. United Nuclear has taken the position with respect to these mines that it was not an owner or operator of those mining operations when the Mining Act was enacted and that the Mining Act is instead applicable to current owners or operators of existing mining operations as defined in the Mining Act. The New Mexico Mining Commission (the "Commission") determined in July 1996 that the Mining Act and regulations apply to three former operations. An appeal of the Commission's determination has been made to the New Mexico District Court. The appeal has been fully briefed, and oral argument has been requested and is anticipated in the near future. The Company has notified a number of its insurance carriers and is currently in the process of notifying its remaining carriers of this potential exposure. Counsel to United Nuclear believes that United Nuclear has a meritorious legal position and United Nuclear is pursuing its appeal vigorously. The extent of reclamation that the Commission might require if it is determined that the Mining Act applies to the three former mining operations is not known. As a result, no range of loss can be established regarding United Nuclear's possible costs should the Mining Act be held to apply to its former mining operations.

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

6. The Company's obligations under the 9 1/8% Senior Notes, 11% Senior Subordinated Notes and the revolving credit facility are unconditionally guaranteed by each of the Company's domestic wholly-owned operating subsidiaries (the "Guarantees"). The combined guarantors are jointly and severally liable under the subsidiary guarantees. Each Guarantee under the Notes is a senior unsecured obligation of the subsidiary providing such Guarantee and ranks pari passu with all senior unsecured indebtedness of such subsidiary. The Guarantees under the revolving credit facility are collateralized, in general, by the accounts receivable and inventory of the subsidiaries and, therefore, effectively rank senior to the Guarantees. The Guarantees under the Notes are in effect only for as long as the Guarantees under the revolving credit agreement remain in effect. If the Guarantees under the Notes are terminated the Notes will be obligations solely of the Company and will be effectively subordinated to all existing and future indebtedness of the subsidiaries.

     The following condensed consolidating information presents:

     (1) Condensed financial statements as of March 31, 1997 and December 1996 and for the three-months period ended March 31, 1997 and 1996 of (a) the Company on parent company only basis (Parent Company), (b) the Combined Guarantors, and (c) the Company on a consolidated basis.

     (2) The Parent Company with its investments in subsidiaries accounted for on the equity method.

     (3) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                                      UNC INCORPORATED
                            Condensed Consolidating Balance Sheet
                                       March 31, 1997
                                   (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors   Eliminations   Consolidated
                                         ---------  ----------   ------------   ------------
Assets
------
Current assets:
  Cash                                   $     920  $    1,313     $              $   2,233
  Accounts receivable, net                      65     243,525                      243,590
  Unbilled costs and accrued
    profits on contracts in progress                     4,442                        4,442
  Inventories                                          147,722                      147,722
  Assets held for sale                       2,431       4,171                        6,602
  Other                                        830      18,956                       19,786
                                         ---------   ---------                    ---------
    Total current assets                     4,246     420,129                      424,375
                                         ---------   ---------                    ---------
Assets held for sale-noncurrent              2,414       6,719                        9,133
Property, plant & equipment, net               390      71,978                       72,368
Cost in excess of net assets
  of acquired companies, net                           250,523                      250,523
Other noncurrent assets                     16,957      16,762                       33,719
Investments in and advances
  to subsidiaries                          563,003                  (563,003)
                                         ---------   ---------     ---------      ---------
    Total assets                         $ 587,010   $ 766,111     $(563,003)     $ 790,118
                                         =========   =========     =========      =========
/TABLE

                                      UNC INCORPORATED
                        Condensed Consolidating Balance Sheet (cont.)
                                       March 31, 1997
                                   (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors   Eliminations   Consolidated
                                         ---------  ----------   ------------   ------------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt      $   5,200  $      117     $              $   5,317
  Accounts payable                              34     143,414                      143,448
  Accruals and other current liabilities    25,786      49,651                       75,437
                                         ---------   ---------                    ---------
    Total current liabilities               31,020     193,182                      224,202
                                         ---------   ---------                    ---------
Long-term debt                             381,787       5,664                      387,451
Other noncurrent liabilities                29,851       9,405                       39,256
                                         ---------   ---------                    ---------
    Total liabilities                      442,658     208,251                      650,909
                                         ---------   ---------                    ---------
Cumulative preferred stock                     250                                      250
Common stock and additional paid
  in capital                               152,301                                  152,301
Retained earnings (deficit)                 (4,923)                                  (4,923)
Equity of subsidiaries and
  advances of parent                                   563,003      (563,003)
                                         ---------   ---------     ---------      ---------
                                           147,628     563,003      (563,003)       147,628
  Less:
   Treasury stock, at cost
    (486,500 shares)                                     5,143                        5,143
   Minimum pension liability adjustment      1,790                                    1,790
   Unearned compensation-restricted
    stock                                    1,486                                    1,486
                                         ---------   ---------     ---------      ---------
  Total shareholders' equity               144,352     557,860      (563,003)       139,209
                                         ---------   ---------     ---------      ---------
 Total liabilities and
     shareholders' equity                $ 587,010   $ 766,111     $(563,003)     $ 790,118
                                         =========   =========     =========      =========

                                      UNC INCORPORATED
                            Condensed Consolidating Balance Sheet
                                      December 31, 1996
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Assets
------
Current assets:
  Cash                                   $ 18,332    $     36      $              $  18,368
  Accounts receivable, net                    190     203,749                       203,939
  Unbilled costs and accrued
    profits on contracts in progress                    6,325                         6,325
  Inventories                                         127,777                       127,777
  Assets held for sale                      2,541       4,232                         6,773
  Other                                     1,405      17,233                        18,638
                                         --------    --------                     ---------
    Total current assets                   22,468     359,352                       381,820
                                         --------    --------                     ---------
Assets held for sale noncurrent             2,414       6,848                         9,262
Property, plant & equipment, net              468      72,942                        73,410
Cost in excess of net assets
  of acquired companies, net                          252,647                       252,647
Other noncurrent assets                    17,343      15,314                        32,657
Investments in and advances
  to subsidiaries                         523,986                   (523,986)
                                         --------    --------      ---------      ---------
    Total assets                         $566,679    $707,103      $(523,986)     $ 749,796
                                         ========    ========      =========      =========

                                      UNC INCORPORATED
                        Condensed Consolidating Balance Sheet (cont.)
                                      December 31, 1996
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt      $  5,200    $    117      $              $   5,317
  Accounts payable                          1,899     120,676                       122,575
  Accruals and other current liabilities   25,129      53,620                        78,749
                                         --------    --------                     ---------
    Total current liabilities              32,228     174,413                       206,641
                                         --------    --------                     ---------
Long-term debt                            361,885       5,744                       367,629
Other noncurrent liabilities               31,144       8,103                        39,247
                                         --------    --------                     ---------

    Total liabilities                     425,257     188,260                       613,517
                                         --------    --------                     ---------
Cumulative preferred stock                    250                                       250
Common stock and additional paid
  in capital                              152,425                                   152,425
Retained earnings (deficit)                (7,826)                                   (7,826)
Equity of subsidiaries and
  advances of parent                                  523,986       (523,986)
                                         --------    --------      ---------      ---------
                                          144,849     523,986       (523,986)       144,849
  Less:
   Treasury stock, at cost
    (486,500 shares)                                    5,143                         5,143
   Minimum pension liability adjustment     1,790                                     1,790
   Unearned compensation-restricted
    stock                                   1,637                                     1,637
                                         --------    --------      ---------      ---------
    Total shareholders' equity            141,422     518,843       (523,986)       136,279
                                         --------    --------      ---------      ---------
   Total liabilities and
     shareholders' equity                $566,679    $707,103      $(523,986)     $ 749,796
                                         ========    ========      =========      =========
/TABLE

                                      UNC INCORPORATED
                        Condensed Consolidating Statement of Earnings
                              Three Months Ended March 31, 1997
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Sales and operating revenues             $           $ 261,817     $             $ 261,817

Costs and expenses
  Costs and operating expenses                         226,054                     226,054
  Selling, general and
    administrative expenses                  2,613      19,811                      22,424
  Allocated expenses                        (1,002)      1,002
                                         ---------   ---------                   ---------
                                             1,611     246,867                     248,478
                                         ---------   ---------                   ---------
Operating income                            (1,611)     14,950                      13,339

Other income (expense)
  Interest expense                          (9,048)       (153)                     (9,201)
  Other                                       (637)        128                        (509)
  Equity in income of
    subsidiaries                            11,940                  (11,940)
                                         ---------   ---------    ---------      ---------
                                             2,255         (25)     (11,940)        (9,710)
                                         ---------   ---------    ---------      ---------
Earnings before income taxes                   644      14,925      (11,940)         3,629
Income tax benefit (provision)               2,259      (2,985)                       (726)
                                         ---------   ---------    ---------      ---------
Net earnings                                 2,903      11,940      (11,940)         2,903
Preferred dividends                           (531)                                   (531)
                                         ---------   ---------    ---------      ---------
Net Earnings applicable to common stock  $   2,372   $  11,940    $ (11,940)     $   2,372
                                         =========   =========    =========      =========
/TABLE

                                      UNC INCORPORATED
                        Condensed Consolidating Statement of Earnings
                              Three Months Ended March 31, 1996
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Sales and operating revenues             $           $ 141,509     $             $ 141,509
Costs and expenses
  Costs and operating expenses                         120,936                     120,936
  Selling, general and administrative
    expenses                                 3,319      11,389                      14,708
  Allocated expenses                        (1,251)      1,251
                                         ---------   ---------                   ---------
                                             2,068     133,576                     135,644
                                         ---------   ---------                   ---------
Operating income                            (2,068)      7,933                       5,865

Other income (expense)
  Interest expense                          (4,855)         (9)                     (4,864)
  Other                                       (333)          9                        (324)
  Equity in income of subsidiaries           5,553                   (5,553)
                                         ---------   ---------    ---------      ---------
                                               365                   (5,553)        (5,188)
                                         ---------   ---------    ---------      ---------
Earnings before income taxes                (1,703)      7,933       (5,553)           677
Income tax benefit (provision)               2,177      (2,380)                       (203)
                                         ---------   ---------    ---------      ---------
Net earnings                             $     474   $   5,553    $  (5,553)     $     474
                                         =========   =========    =========      =========
/TABLE

                                      UNC INCORPORATED
                       Condensed Consolidating Statement of Cash Flows
                              Three Months Ended March 31, 1997
                                   (Dollars in thousands)

                                          Parent      Combined
                                         Company     Guarantors    Consolidated
                                         -------     ----------    ------------
Net cash flow provided (used) by
  operations                             $ (10,223)  $ (24,231)      $ (34,454)
                                         ---------   ---------       ---------
Cash flows from investing activities:
  Net proceeds from sale of assets             110         396             506
  Additions to property, plant and
   equipment                                            (1,805)         (1,805)
  Other                                                    (80)            (80)
                                         ---------   ---------       ---------
    Net cash provided (used) by
     investing activities                      110      (1,489)         (1,379)
                                         ---------   ---------       ---------
Cash flows from financing activities:
  Additions to debt                        248,743                     248,743
  Reductions in debt                      (228,841)        (80)       (228,921)
  Other transactions, net                      407                         407
  Payment of preferred stock dividend         (531)                       (531)
  Net cash transfers to (from) parent      (27,077)     27,077
                                         ---------   ---------       ---------
    Net cash provided (used) by
     financing activities                   (7,299)     26,997          19,698
                                         ---------   ---------       ---------
Net increase (decrease) in cash            (17,412)      1,277         (16,135)

Cash at beginning of year                   18,332          36          18,368
                                         ---------   ---------       ---------
Cash at end of period                    $     920   $   1,313       $   2,233
                                         =========   =========       =========
/TABLE

                                      UNC INCORPORATED
                       Condensed Consolidating Statement of Cash Flows
                              Three Months Ended March 31, 1996
                                   (Dollars in thousands)

                                          Parent       Combined
                                         Company      Guarantors     Consolidated
                                         -------      ----------     ------------
Net cash flow provided (used) by
  operations                             $ (12,161)   $  (1,336)     $ (13,497)
                                         ---------    ---------      ---------
Cash flows from investing activities:
  Net proceeds from sale of assets              48          692            740
  Additions to property, plant and
    equipment                                  (27)      (2,199)        (2,226)
                                         ---------    ---------      ---------
    Net cash provided (used) by
     investing activities                       21       (1,507         (1,486)
                                         ---------    ---------      ---------
Cash flows from financing activities:
  Additions to debt                        156,277                     156,277
  Reductions in debt                      (141,367)        (117)      (141,484)
  Other transactions, net                      648                         648
  Net cash transfers to (from) parent       (3,547)       3,547
                                         ---------    ---------      ---------
    Net cash provided (used) by
     financing activities                   12,011        3,430         15,441
                                         ---------    ---------      ---------

Net increase (decrease) in cash               (129)         587           458

Cash at beginning of year                      123        1,548          2,671
                                         ---------    ---------      ---------
Cash at end of period                    $       6    $   2,135      $   2,129
                                         =========    =========      =========
/TABLE

                     UNC Incorporated and Subsidiaries
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Overview

The Company's operations are conducted in one business segment which includes: airframe maintenance, modification and retrofit services; avionics and aircraft interior installations; the overhaul and repair of aircraft engines and accessories and industrial gas turbine engines; the provision of aircraft maintenance and pilot training contract services and the manufacturing and remanufacturing of jet engine and aircraft components. The Company groups these operations into three major businesses: Business Aviation, Military Aviation Services and Manufacturing.

Quarter Ended March 31, 1997 Compared with Quarter Ended March 31, 1996
-----------------------------------------------------------------------
Revenues were $261.8 million in the 1997 quarter compared with $141.5 million in the 1996 quarter, an increase of $120.3 million (85%). Contributing to this overall increase were revenues of $111.8 million generated by Garrett Aviation Services ("Garrett") and Stearns Company ("Stearns"), acquired in May and September 1996, respectively, as well as increased volume from the Manufacturing and Military Aviation Services businesses. Operating income in the 1997 quarter increased $7.5 million to $13.3 million due to increased volume and the acquisition of Garrett and Stearns.

Revenues for Business Aviation increased $105.1 million in the 1997 quarter to $147.3 million. The higher revenues were due principally to the acquisition of Garrett. Operating income increased $4.2 million in the 1997 quarter to $6.8 million principally due to the acquisition of Garrett.

Military Aviation Services revenues of $75.4 million increased $3.8 million (5%) in the 1997 quarter. The higher revenues in the 1997 quarter are due to an increase of $5.2 million in pilot training and maintenance activities on Federal Services Contracts and an increase of $4.5 million from Contract Field Services due to increased activities on existing contracts and a newly awarded contract. These increases were partially offset by a decrease of $5.9 million in international revenues due to the wind-down of activities on a supply and logistics contract. Operating income increased $1.5 million (83%) to $3.2 million principally due to increased volume from Federal Services Contracts and Contract Field Services contracts partially offset by reduced international volume.

The Company's Manufacturing business revenues in the 1997 quarter increased $11.4 million (42%) to $39.0 million compared with the 1996 quarter. The increase in revenues is principally due to the higher volume on U.S. government contracts and commercial programs for engine and airframe components of $10.2 million, including $2.1 million from the acquisition of Stearns in September 1996 and increased volume from specialized repairs of $1.2 million. Operating income increased $1.3 million (37%) to $4.9 million in the 1997 quarter principally due to these higher volumes.

Selling, general and administrative expenses in the 1997 quarter were $22.4 million or 8.6% of sales compared with $14.7 million or 10.4% of sales in 1996. This improvement is attributable to the economics of scale as a result of the acquisition of Garrett.

Interest expense increased $4.3 million in the 1997 quarter as a result of higher average debt levels, principally due to the acquisition of Garrett and Stearns.

The effective income tax rate as a percent of earnings before income taxes was 20% and 30% for the three-month period ended March 31, 1997 and 1996, respectively. The decrease in the effective tax rate for 1997 compared with 1996 is due to the reduction of the deferred tax valuation allowance based on management's evaluation of the net realizability of income tax benefits, considering expiration of net operating losses, predictability of future income, and reversal of temporary differences.

The Defense Department is continuing to close various military bases. A portion of the workload of these bases is being relocated to bases where the Company already performs aircraft maintenance functions. Further consolidation of military training and maintenance contracts is expected as bases are eliminated. Many of Military Aviation Services's contracts are funded by the operations and maintenance ("O&M") budget of the United States Department of Defense. The O&M budget has remained stable over the last four years and is projected to remain relatively flat through the end of the decade, despite a decline in the Department of Defense's overall budget. The Company believes that more maintenance work under the O&M budget will be outsourced in the future to lower cost private sector suppliers, such as the Company, to meet ongoing Department of Defense budget pressures in other budget areas, such as new or modernized weapons systems. There can be no assurance, however, that the Department of Defense will outsource significant amounts of additional work to entities such as the Company or that federal budgetary pressures will not adversely affect the Company.

The Company's Manufacturing business continues to receive pricing pressure from certain customers, principally OEMs. Price concessions have been provided to certain OEM customers during each of the past four years in anticipation of continuing to receive future orders and to maintain OEM business relationships. The industry is currently experiencing an economic turnaround after several years of depressed conditions due to increased demand for new aircraft. The Company has recently experienced an increase in new commercial orders as a result of this increased demand. These additional orders, along with ongoing productivity enhancements and cost reduction programs instituted by the Company over the past several years have resulted in increased profitability.

Continued effort on the part of the U.S. government to reduce defense spending is affecting the demand for military aircraft engines and could also have an impact on the Company's manufacturing operations. This trend is being offset by the Defense Department bypassing OEMs and placing orders directly with subcontractors such as the Company. The Company's Michigan engine component manufacturing facility continues to receive orders under multi-year contracts for military spares parts, which include the production of high pressure turbine vanes for the F110 and F404 engines. The Company's manufacturing operations will continue to capitalize on the opportunities in the military market. At the same time the commercial manufacturing business is expanding as a result of increased demand by airlines for new airplanes and engines.

Liquidity and Capital Resources
-------------------------------
The Company's operating activities used $34.4 million in the 1997 quarter which consists of $8.9 million generated by earnings after adjusting for noncash items, offset by a $41.9 millon investment in additional working capital and of $1.4 million related to changes in noncurrent assets and liabilities. Investing activities used $1.4 million during the 1997 quarter, of which $1.8 million was invested in capital expenditures and $0.1 million incurred for other expenditures, reduced by $0.5 millon in proceeds from the sale of assets. Net cash provided by financing activities of $19.7 million includes $24.1 million in revolving credit borrowings which were used to fund a $4.2 million sinking fund installment on the 7 1/2 % Convertible Subordinated Debentures, and to provide a portion of the funds used by operating activities.

The Company's debt-to-capitalization ratio at March 31, 1997 was 73.8% compared with 73.2% at December 31, 1996. At March 31, 1997, the Company's working capital was $200.2 million, with a current ratio of 1.9 to 1 compared with $175.2 million with a current ratio of 1.8 to 1 at December 31, 1996. Capital expenditures in the 1997 quarter amounted to $1.8 million compared with $2.2 million in the 1996 quarter.

The Company's Amended and Restated Revolving Credit Agreement provides for a borrowing capacity of up to $112 million through May 2000, subject to borrowing base limitations as defined in the agreement, reduced by outstanding letters of credit. In addition to the $2.2 million in cash on hand, the Company's unused availability under the credit line was $2.8 million at March 31, 1997, which increased to $16.8 million at April 30, 1997. In February 1997, the Company received a commitment from the lead bank under its revolving credit facility to issue a secured standby letter of credit not to exceed $13.2 million, none of which was used at March 31, 1997. The Company considers these resources, coupled with cash expected to be generated by borrowings adjusted for noncash items, to be sufficient to meet its foreseeable funding needs, including anticipated capital expenditures.

Many of the Company's restructuring goals have been achieved since the program was implemented in June 1994. The Company has generated $49.7 million from the sale of assets, including $25.0 million from the sale of the Company's Connecticut property, $12.1 million from the sale of other under-utilized property and equipment, $12.6 million from the sale of other assets, including its helicopter overhaul and refurbishing business in Ozark, Alabama and its chemical milled aircraft and engine component business in Weatherford, Texas. In addition, the Company has closed its JT8 engine overhaul facility in Burbank, California, and consolidated the engine overhaul business at its facilities in Millville, New Jersey, and Miami, Florida. Two accessory services facilities in Long Island, New York, have also been consolidated. The disposal of these assets and consolidation of operations, along with implementation of productivity enhancements and staff reductions, have resulted in a reduced cost structure for the Company.

In addition to the cash described above, since June 30, 1994 the Company generated approximately $9.1 million of proceeds from the collection of certain disputed receivables and notes that were written down at the time of the restructuring in connection with efforts made by the Company to accelerate the collection of these receivables and generate additional cash.

Since the restructuring program was implemented, the Company has incurred $22.6 million of cash expenditures against its restructuring accrual. These cash expenditures include employee severance and related costs of $2.5 million, $20.1 million of costs associated with the sale, closing and consolidation of businesses and operations, including $3.8 million of third-party costs associated with shutdowns, consolidations and sales programs. The Company believes that adequate accruals are available to complete the program.

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

Consummation of the UNC-Greenwich Merger pursuant to the Amended Merger Agreement is subject to a number of conditions, including approval by the stockholders of the Company entitled to vote thereon, certain regulatory approvals, and satisfaction or waiver of all conditions to the GE-Greenwich Merger. The GE-Greenwich Merger is, in turn, subject to a number of conditions, including approval by the Greenwich stockholders entitled to vote thereon and certain regulatory approvals. If the GE-Greenwich Merger is terminated for any reason, the Amended Merger Agreement provides, in effect, that the terms of the Original Merger Agreement will once again become effective, with certain modifications.

Environmental
-------------
The Company's operations are subject to a variety of federal, state and local laws and regulations relating to the environment. The Company believes that its facilities are operated substantially in compliance with applicable environmental laws and regulations on an overall basis. However, as described below, some areas require remedial action.

A subsidiary of the Company, Pacific Airmotive Corporation ("PAC"), acquired by the Company in 1985 from Purex Corporation, conducted aircraft engine overhaul operations on two adjacent parcels (the "PAC parcels") in Burbank, California. In 1994, Lockheed Martin Corporation ("Lockheed") commenced an action against PAC and other parties in United States District Court for the Central District of California under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, to allocate and recover environmental response costs Lockheed alleged it incurred and would incur in remediating groundwater in the vicinity of the parcels as required by the U.S. Environmental Protection Agency. In December 1995, Lockheed amended its complaint to include remediation of soil and groundwater with respect to a third Burbank parcel that Lockheed had purchased in 1981 from a subsidiary of Purex Corporation (the "Lockheed parcel") and to add the Company and its Airwork subsidiary as parties to the case. Trial on the Lockheed claims was held in August 1996. On April 7, 1997, the trial court issued findings of fact and conclusions of law determining that PAC is liable for contamination on and from the Lockheed parcel, based on a series of assumptions of liability among participants in a leveraged buyout of Purex Corporation in 1982, and liable for contamination on and from the PAC parcels. It is anticipated the court's determination will be reduced to a final judgement against the Company, Airwork, and PAC for approximately $10.3 million (including prejudgment interest) and a declaration that they are jointly and severally liable for 11% of any additional remediation costs incurred by Lockheed after June 30, 1997 with respect to the Lockheed parcel, which additional remediation costs could approach or exceed those incurred to date. The Company and PAC believe that the trial court's conclusions are clearly at odds with the undisputed facts, and consequently are prepared to post the necessary bond and pursue an appeal of the trial court's decision to the United States Court of Appeals at such time as the trial court's judgment becomes final. In addition, the Company and PAC have joined Purex

Industries, Inc. (as successor by merger to Purex Corporation) ("Purex") as a third-party defendant in the Lockheed action, asserting that Purex is liable to the Company and PAC to the extent that they may be found liable with respect to the Lockheed claims. No trial has yet been held on the claims of the Company and PAC against Purex, and it is not known whether the trial court will enter a final judgment in the Lockheed phase of the action (which would require the Company to appeal) before there is a trial of the related Purex phase. In addition, the Company has notified its own insurance carriers of its potential exposure and has requested that these carriers provide indemnification for any recovery by Lockheed. The Company has been advised by counsel that there are valid and meritorious appellate issues that are available to the Company. However, because of the uncertainties associated with this litigation, the Company is unable to determine its ultimate liability, if any, in this matter. The Company intends to vigorously pursue an appeal as well as vigorously pursue its claims against Purex and its insurance carriers as well as the Company's carriers.

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

United Nuclear Corporation was engaged in mining uranium ore at a number of leased sites in New Mexico, ceasing all such operations in 1982. In June 1993, the State of New Mexico enacted the New Mexico Mining Act (the "Mining Act"), requiring existing mining operations to perform site assessments, obtain permits, and effect any required remediation regarding such mines.
The Mining Act defines "existing mining operations" as those that were in operation for two or more years between 1970 and June 18, 1993, the effective date of the Mining Act. United Nuclear has taken the position with respect to these mines that it was not an owner or operator of those mining operations when the Mining Act was enacted and that the Mining Act is instead applicable to current owners or operators of existing mining operations as defined in the Mining Act. The New Mexico Mining Commission (the "Commission") determined in July 1996 that the Mining Act and regulations apply to three former operations. An appeal of the Commission's determination has been made to the New Mexico District Court. The appeal has been fully briefed and oral argument has been requested and is anticipated in the near future. The Company has notified a number of its insurance carriers and is in the process of notifying its remaining carriers of this potential exposure. Counsel to United Nuclear believes that United Nuclear has a meritorious legal position and United Nuclear is pursuing its appeal vigorously. The extent of reclamation that the Commission might require if it is determined that the Mining Act applies to the three former mining operations is not known. As a result, no range of loss can be established regarding United Nuclear's possible costs should the Mining Act be held to apply to its former mining operations.

Based on the Company's assessment of the matters described above, the Company believes that these and other environmental matters will not have a material adverse impact on the Company's financial condition, results of operation or liquidity. (For further details with respect to environmental matters, see
Note 5 of "Notes to Consolidated Financial Statements.")

New Accounting Standards
------------------------
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share". This statement, which becomes effective for fiscal years ending after December 15, 1997, replaces the presentations of primary earnings per share with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The adoption of this Standard would not have had a material effect on the Company's computation of earnings per share for the three month periods ended March 31, 1997 and 1996.

Also, in 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129 - "Disclosure of Information about Capital Structures". This statement becomes effective for fiscal years ending after December 15, 1997, and continues the previous requirements to disclose certain information about an entity's capital structure found in previously issued Opinions and Standards. The Company currently follows the provisions of this Standard.

                        PART 11 - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits                                         Description
-------------                            ---------------------------------

Exhibit 11                               Computation of Earnings Per Common
                                         Share

Exhibit 27                               Financial Data Schedule
                                         (electronically filed)

(b)  Reports on Form 8-K
------------------------

On February 20, 1997, the Company filed a Form 8-K reporting that on February 13, 1997, the Company, Greenwich Air Services, Inc. ("Greenwich") and Condor Acquisition Corporation, a wholly-owned subsidiary of Greenwich ("Condor") entered into an Agreement and Plan of Reorganization pursuant to which the parties agreed that the Company will merge with and into Condor, thereby becoming a wholly-owned subsidiary of Greenwich.

On March 14, 1997, the Company filed a Form 8-K reporting that on March 9, 1997, the Company, Greenwich Air Services, Inc. and Condor Acquisition Corporation, a wholly-owned subsidiary of Greenwich, entered into an Amended and Restated Agreement and Plan of Merger modifying and restating the terms of the Agreement and Plan of Reorganization previously entered into by the parties on February 13, 1997. Concurrently with the execution of the Amended Merger Agreement, Greenwich, General Electric Company ("GE") and GB Merger Corp., a wholly-owned subsidiary of GE, entered into an Agreement and Plan of Merger pursuant to which these parties have agreed that Greenwich will merge with and into GB Merger Corp., thereby becoming a wholly-owned subsidiary of GE.

                     UNC Incorporated and Subsidiaries


                                 SIGNATURE


Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNC Incorporated




Date:  May 15, 1997                    By:/s/ Robert L. Pevenstein
                                          ------------------------
                                          Robert L. Pevenstein
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                     UNC Incorporated and Subsidiaries

                         SEQUENTIAL EXHIBIT INDEX


 Exhibit
Sequential
 Number                           Description                           Page
--------         ---------------------------------------------       --------
Exhibit 11       Computation of Earnings Per Common Share

Exhibit 27       Financial Data Schedule (electronically filed)

                                                                      EXHIBIT 11
                          UNC INCORPORATED AND SUBSIDIARIES
                                 Earnings Per Share
                      (In thousands, except per share amounts)

                                                             Three Months Ended
                                                                     March 31
                                                            -------------------------
                                                               1997            1996
                                                            ---------       ---------
Net earnings                                                $   2,903       $     474
Preferred stock dividends                                         531
                                                            ---------       ---------
Net earnings applicable to common stock -
  primary earnings applicable to common stock                   2,372             474
   Adjustments - fully diluted earnings per share:
   Elimination of preferred stock dividends
    upon assumed conversion                                       531
   Decrease in interest expense related to convertible
    debt, net of income tax effect (1)(3)                         972             851
                                                            ---------       ---------
Adjusted net earnings - fully
 diluted earnings applicable to common stock                $   3,875       $   1,325
                                                            =========       =========
Calculation of primary net earnings per common share:
  Average common shares outstandingduring the period (2)       18,329          17,769
  Increase for common stock equivalents:
    Stock options under treasure stock method                     578             306
                                                            ---------       ---------
  Adjusted average shares outstanding
   for the period - primary                                    18,907          18,075
                                                            =========       =========
Primary earnings per common share                           $     .13       $     .03
                                                            =========       =========
Calculation of fully diluted earnings per common share:
  Average common shares outstandingduring the period (2)       18,329          17,769
  Increase for common stock equivalents:
    Assumed conversion of preferred stock                       3,571
    Stock options under treasure stock method                     646             332
    Dilutive shares issuable upon
     conversion of convertible debt (1)                         4,208           4,208
                                                            ---------       ---------
    Adjusted average shares outstanding
     for the period - fully diluted                            26,754          22,309
                                                            =========       =========
Fully diluted earnings per common share                     $     .14       $     .06
                                                            =========       =========

(1) The convertible subordinate debentures and preferred stock were anti-dilutive for all periods presented.
(2) Exclusive of 486,500 treasury shares for the three months period ended March 31,1997, and 700,000 shares for the three months period ended
    March 31, 1996.
(3) The convertible subordinated debentures and the preferred stock are not common stock equivalents in the calculation of primary earnings per share.