Form 10-Q
period 1997-06-30
UNC INC
filed 1997-08-14
CIK 276104

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Period ended June 30, 1997



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


                          [X] Yes          [ ] No


Number of shares of Common Stock, par $0.20, outstanding as of August 8, 1997:
18,463,767 (excluding 486,500 treasury shares held by a subsidiary).

                    UNC Incorporated, and Subsidiaries

                                   INDEX

                                                                  Page No.
                                                                  --------
Part I.  Financial Information

Consolidated Statements of Earnings
   Three and Six Months Ended June 30, 1997 and 1996                    1

Consolidated Balance Sheets
   June 30, 1997 and December 31, 1996                                  2

Consolidated Statements of Cash Flows
   Six Months Ended June 30, 1997 and 1996                              3

Notes to Consolidated Financial Statements                              4

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                  16


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                               24

Signature Page                                                          25

Exhibit Index                                                           26

                     UNC Incorporated and Subsidiaries
                    Consolidated Statements of Earnings
             (Dollars in thousands, except per share amounts)

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                    ---------------------   ---------------------
                                       1997        1996        1997        1996
                                    ---------   ---------   ---------   ---------
Sales and operating revenues        $ 275,929   $ 181,292   $ 537,746   $ 322,801

Costs and expenses:
  Cost and operating expenses         239,950     155,028     466,004     275,964
  Selling, general and
    administrative expenses            22,015      17,497      44,439      32,205
                                    ---------   ---------   ---------   ---------
                                      261,965     172,525     510,443     308,169
                                    ---------   ---------   ---------   ---------
Operating income                       13,964       8,767      27,303      14,632

Other income (expense):
  Interest expense                     (9,488)     (6,281)    (18,689)    (11,145)
  Other, net                             (666)       (413)     (1,175)       (737)
                                    ---------   ---------   ---------   ---------
                                      (10,154)     (6,694)    (19,864)    (11,882)
                                    ---------   ---------   ---------   ---------
Earnings before income taxes            3,810       2,073       7,439       2,750
Income tax provision                      762         622       1,488         825
                                    ---------   ---------   ---------   ---------
Net earnings                            3,048       1,451       5,951       1,925

Preferred dividends                       531         187       1,062         187
                                    ---------   ---------   ---------   ---------
Net earnings applicable
 to common stock                    $   2,517   $   1,264   $   4,889   $   1,738
                                    =========   =========   =========   =========
Primary and fully diluted
  earnings per common share         $     .13   $     .07   $     .26   $     .10
                                    =========   =========   =========   =========
/TABLE

                              UNC Incorporated and Subsidiaries
                                 Consolidated Balance Sheets
                                   (Dollars in thousands)

                                                    June 30,     December 31,
                                                      1997           1996
                                                   ---------      ---------
Assets
------
Current assets:
  Cash                                             $   5,142      $  18,368
  Accounts receivable, less allowance for
    doubtful accounts of $6,919 and $6,678,
    respectively                                     220,610        203,939
  Unbilled costs and accrued profits on
    contracts in progress                              2,877          6,325
  Inventories                                        159,851        127,777
  Assets held for sale                                 6,413          6,773
  Other                                               19,528         18,638
                                                   ---------      ---------
    Total current assets                             414,421        381,820
                                                   ---------      ---------
Assets held for sale - noncurrent                      8,961          9,262
Property, plant and equipment, at cost               116,385        113,124
Less accumulated depreciation                         44,285         39,714
                                                   ---------      ---------
    Net property, plant and equipment                 72,100         73,410
Cost in excess of net assets of acquired
  companies, less accumulated amortization of
  $39,668 and $35,237, respectively.                 248,380        252,647
Other assets                                          33,639         32,657
                                                   ---------      ---------
    Total assets                                   $ 777,501      $ 749,796
                                                   =========      =========

                              UNC Incorporated and Subsidiaries
                             Consolidated Balance Sheets (cont.)
                                   (Dollars in thousands)

                                                    June 30,     December 31,
                                                      1997           1996
                                                   ---------      ---------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt                $   5,317      $   5,317
  Accounts payable                                   141,421        122,575
  Income taxes payable                                 1,660          2,006
  Accruals and other current liabilities              70,070         76,743
                                                   ---------      ---------
    Total current liabilities                        218,468        206,641
Long-term debt, less current portion:
  Revolving Senior Bank Debt, interest rate
   at June 30, 1997, 8.53% due 2000                   90,449         76,285
  9 1/8% Senior Notes due 2003                       100,000        100,000
  11% Senior Subordinated Notes due 2006             125,000        125,000
  7 1/2% Convertible Subordinated Debentures
    due 2006                                          56,379         60,600
  Other                                                5,702          5,744
                                                   ---------      ---------
Total long-term debt, less current portion           377,530        367,629
Other noncurrent liabilities                          39,219         39,247
                                                   ---------      ---------
    Total liabilities                                635,217        613,517

Shareholders' equity:
Series preferred stock, par value $1.00 per share;
  Authorized 12,000,000 shares:
  Series A Junior Participating Preferred Stock,
    250,000 shares authorized, none issued
  Series B Senior Cumulative Preferred Stock,
    250,000 shares authorized and issued
    $25,000,000 liquidation preference                   250            250
  Series C Senior Cumulative Preferred Stock,
    250,000 shares authorized, none issued
Common stock, par value $0.20 per share; authorized
  50,000,000 shares; issued 18,914,517 and
  18,763,181 shares, respectively                      3,783          3,753
Additional paid-in capital                           148,394        148,672
Retained earnings (deficit)                           (1,875)        (7,826)
                                                   ---------      ---------
                                                     150,552        144,849
Less:
  Treasury stock, at cost (486,500 shares)             5,143          5,143
  Minimum pension liability adjustment                 1,790          1,790
  Unearned compensation-restricted stock               1,335          1,637
                                                   ---------      ---------
    Total shareholders' equity                       142,284        136,279
                                                   ---------      ---------
    Total liabilities and shareholders' equity     $ 777,501      $ 749,796
                                                   =========      =========

                             UNC Incorporated and Subsidiaries
                           Consolidated Statements of Cash Flows
                                  (Dollars in thousands)

                                                          Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                         1997           1996
                                                      ---------      ---------
Cash flows from operating activities:
  Net earnings                                        $   5,951      $   1,925
  Adjustments to reconcile net earnings to net
      cash provided (used) by operating activities:
    Depreciation and amortization                        10,864          7,270
    Provision for losses on accounts receivable           1,034            476
    Deferred income taxes                                   854            262
    Gain on disposition of assets                          (179)
    Changes in assets and liabilities, net of
      effect of acquisitions and divestitures:
      (Increase) in accounts receivable                 (17,705)        (5,145)
      Decrease in unbilled costs & accrued
       profits on contracts in progress                   3,448          2,200
      (Increase) in inventories                         (32,074)       (11,298)
      (Increase) in other current assets                 (1,744)          (141)
      (Increase) in other noncurrent assets              (1,530)        (1,258)
      Increase in accounts payable and in accruals
       and other current liabilities                     12,173          2,926
      Increase (decrease) in income taxes payable          (346)            93
      (Decrease) in other noncurrent liabilities            (28)        (2,547)
                                                      ---------      ---------
       Total adjustments                                (25,233)        (7,162)
                                                      ---------      ---------
  Net cash provided (used) by operating activities      (19,282)        (5,237)
                                                      ---------      ---------

                             UNC Incorporated and Subsidiaries
                       Consolidated Statements of Cash Flows (cont.)
                                  (Dollars in thousands)

                                                          Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                         1997           1996
                                                      ---------      ---------
Cash flows from investing activities:
  Net proceeds from sale of assets                          947          1,490
  Additions to property, plant and equipment             (4,464)        (6,945)
  Acquisition of Subsidiary                                           (148,293)
  Other                                                     (80)
                                                      ---------      ---------
  Net cash provided (used) by investing activities       (3,597)      (153,748)
                                                      ---------      ---------
Cash flows from financing activities:
  Additions to debt                                     542,805        333,545
  Reductions in debt                                   (532,883)      (309,785)
  Issuance of 11% Senior Subordinated Notes                            125,000
  Issuance of Convertible Preferred Stock                               25,000
  Payment of preferred stock dividend                    (1,062)          (187)
  Other                                                     793         (4,504)
                                                      ---------      ---------
Net cash provided (used) by financing activities          9,653        169,069
                                                      ---------      ---------
Net increase (decrease) in cash                         (13,226)        10,084

Cash at beginning of year                                18,368          1,671
                                                      ---------      ---------
Cash at end of period                                 $   5,142      $  11,755
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

     Certain prior period amounts have been reclassified to conform to the June 30, 1997, presentation.

2. Inventories at June 30, 1997 and December 31, 1996 consist of the following:

                                                      (Dollars in thousands)
                                                        1997           1996

                                                      --------       --------
     Component parts and materials                    $ 87,783       $ 82,224
     Work in process                                    65,430         39,116
     Supplies and other                                  6,638          6,437
                                                      --------       --------
                                                      $159,851       $127,777
                                                      ========       ========

3. Net sales of tangible products in the three and six-month periods ended June 30, 1997 amounted to $217.1 million and $417.8 million, respectively, and cost and operating expenses related to tangible goods sold amounted to $185.6 million and $355.2 million, respectively.

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

     The Company acquired TRT Telecommunications Corporation ("TRT") from United Brands Company in 1985. At that time, TRT was one of a number of so-called international record carriers that were parties to a proceeding before the Federal Communications Commission ("FCC") in which the former Western Union Telegraph Company sought to collect additional retroactive charges for interconnecting message traffic that Western Union had carried on its facilities in the late 1970's and early 1980's. The Company subsequently sold TRT and its parent corporation, ICC Communications Corp., to Pacific Telecom, Inc. ("PTI") in 1988, while the FCC proceeding was still pending. As part of that transaction, the Company agreed to indemnify PTI, ICC and defined subsidiaries including TRT against losses, reasonable costs and expenses, damages or liabilities incurred in connection with the FCC proceeding. Following several corporate reorganizations, PTI sold certain PTI subsidiaries, including the former TRT, to IDB Communications Group, Inc. (now known as WorldCom, Inc.) ("IDB") in 1993. In connection with that transaction, PTI agreed to indemnify IDB against losses, damages, or expenses incurred or sustained as a result of the FCC proceeding. In a decision released in January 1995, the FCC determined that the former Western Union was entitled to the additional charges it sought. This determination was upheld by the U.S. Court of Appeals for the D.C. Circuit in February 1996. PTI has asserted that its indemnification of IDB would be a "loss" incurred in connection with the FCC proceeding under its 1988 agreement with the Company. The Company has rejected PTI's claim, and in April 1996 filed a declaratory judgment action in Delaware Superior Court against PTI, seeking a determination that it has no obligation to indemnify PTI under the 1988 agreement. In November 1996, PTI paid IDB $4.9 million as indemnification against the former TRT's liability in the FCC proceeding and obtained purported assignments and subrogation of rights allegedly held by IDB as indirect parent corporation of TRT and by the present IDB WorldCom Services, Inc. as alleged "corporate successor in interest" to the former TRT. PTI has added claims based on these purported assignments and subrogation to its original counterclaims against the Company for indemnification under the 1988 agreement. It is the Company's position that it is not obligated to indemnify PTI because any amounts PTI voluntarily paid to IDB pursuant to its 1993 agreement with IDB do not constitute a "loss" in connection with the FCC proceeding within the meaning of the 1988 agreement. It is also the Company's position that PTI's separate and unconditional agreement to indemnify IDB superseded any obligation the Company may have had to indemnify TRT or any successor against the same liability. The Company has also asserted that, pursuant to the 1988 agreement between the Company and PTI, any indemnification by the Company would have to be reduced by the benefit of available federal and state income tax deductions by the indemnified party. In addition, the Company has asserted claims: against the former United Brands for breach of representations and warranties relating to the FCC proceeding made in connection with the Company's acquisition of TRT in 1985; against the public accounting firm that prepared the closing balance sheet underlying the Company's purchase of TRT, which did not adequately reflect the potential liability; and against two law firms which represented the Company in its purchase of TRT. The Company is unable to estimate its liability, if any, in this matter. However, the range of any possible loss could be from zero to $4.9 million. The Company believes it has meritorious defenses against any claim by PTI.

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

     United Nuclear Corporation was engaged in mining uranium ore at a number of leased sites in New Mexico, ceasing all such operations in 1982. In June 1993, the State of New Mexico enacted the New Mexico Mining Act (the "Mining Act"), requiring existing mining operations to perform site assessments, obtain permits, and effect any required remediation regarding such mines. The Mining Act defines "existing mining operations" as those that were in operation for two or more years between 1970 and June 18, 1993, the effective date of the Mining Act. United Nuclear has taken the position with respect to these mines that it was not an owner or operator of those mining operations when the Mining Act was enacted and that the Mining Act is instead applicable to current owners or operators of existing mining operations as defined in the Mining Act. The New Mexico Mining Commission (the "Commission") determined in July 1996 that the Mining Act and Regulations apply to three former operations. An appeal of the Commission's determination has been made to the New Mexico District Court. The appeal has been fully briefed, and oral argument has been requested and is anticipated in the near future. The Company has notified a number of its insurance carriers and is currently in the process of notifying its remaining carriers of this potential exposure. Counsel to United Nuclear believes that United Nuclear has a meritorious legal position and United Nuclear is pursuing its appeal vigorously. The extent of reclamation that the Commission might require, if it is determined that the Mining Act applies to the three former mining operations, is not known. As a result, no range of loss can be established regarding United Nuclear's possible costs should the Mining Act be held to apply to its former mining operations.

     The Company and one of its subsidiaries have been named under CERCLA, along with a number of other parties, as a Potentially Responsible Party at several waste disposal sites. The Company believes that any cost assessed with regard to these sites will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

     The following condensed consolidating information presents:

     (1) Condensed financial statements as of June 30, 1997 and December 1996 and for the six-month period ended June 30, 1997 and 1996 of
           (a) the Company on a parent company only basis (Parent Company),
           (b) the Combined Guarantors, and (c) the Company on a consolidated basis.

     (2) The Parent Company with its investments in subsidiaries accounted for on the equity method.

     (3) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                                      UNC INCORPORATED
                            Condensed Consolidating Balance Sheet
                                        June 30, 1997
                                   (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors   Eliminations   Consolidated
                                         ---------  ----------   ------------   ------------
Assets
------
Current assets:
  Cash                                   $   4,230  $      912     $              $   5,142
  Accounts receivable, net                      18     220,592                      220,610
  Unbilled costs and accrued
    profits on contracts in progress                     2,877                        2,877
  Inventories                                          159,851                      159,851
  Assets held for sale                       2,332       4,081                        6,413
  Other                                      1,069      18,459                       19,528
                                         ---------   ---------                    ---------
    Total current assets                     7,649     406,772                      414,421
                                         ---------   ---------                    ---------
Assets held for sale-noncurrent              2,414       6,547                        8,961
Property, plant & equipment, net               270      71,830                       72,100
Cost in excess of net assets
  of acquired companies, net                           248,380                      248,380
Other noncurrent assets                     16,961      16,678                       33,639
Investments in and advances
  to subsidiaries                          550,668                  (550,668)
                                         ---------   ---------     ---------      ---------
  Total assets                           $ 577,962   $ 750,207     $(550,668)     $ 777,501
                                         =========   =========     =========      =========

                                      UNC INCORPORATED
                        Condensed Consolidating Balance Sheet (cont.)
                                        June 30, 1997
                                   (Dollars in thousands)

                                          Parent     Combined
                                          Company   Guarantors   Eliminations   Consolidated
                                         ---------  ----------   ------------   ------------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt      $   5,200  $      117     $              $   5,317
  Accounts payable                              24     141,397                      141,421
  Accruals and other current liabilities    23,334      48,396                       71,730
                                         ---------   ---------                    ---------
    Total current liabilities               28,558     189,910                      218,468
                                         ---------   ---------                    ---------
Long-term debt                             371,828       5,702                      377,530
Other noncurrent liabilities                30,149       9,070                       39,219
                                         ---------   ---------                    ---------
    Total liabilities                      430,535     204,682                      635,217
                                         ---------   ---------                    ---------
Cumulative preferred stock                     250                                      250
Common stock and additional paid
  in capital                               152,177                                  152,177
Retained earnings (deficit)                 (1,875)                                  (1,875)
Equity of subsidiaries and
  advances of parent                                   550,668      (550,668)
                                         ---------   ---------     ---------      ---------
                                           150,552     550,668      (550,668)       150,552
  Less:
   Treasury stock, at cost
    (486,500 shares)                                     5,143                        5,143
   Minimum pension liability adjustment      1,790                                    1,790
   Unearned compensation-restricted
    stock                                    1,335                                    1,335
                                         ---------   ---------     ---------      ---------
  Total shareholders' equity               147,427     545,525      (550,668)       142,284
                                         ---------   ---------     ---------      ---------
Total liabilities and
     shareholders' equity                $ 577,962   $ 750,207     $(550,668)     $ 777,501
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
                                         ========    ========      =========      =========

                                      UNC INCORPORATED
                        Condensed Consolidating Statement of Earnings
                               Six Months Ended June 30, 1997
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Sales and operating revenues             $           $ 537,746     $             $ 537,746

Costs and expenses
  Costs and operating expenses                         466,004                     466,004
  Selling, general and
    administrative expenses                  5,615      38,824                      44,439
  Allocated expenses                        (2,004)      2,004
                                         ---------   ---------                   ---------
                                             3,611     506,832                     510,443
                                         ---------   ---------                   ---------
Operating income (loss)                     (3,611)     30,914                      27,303

Other income (expense)
  Interest expense                         (18,294)       (395)                    (18,689)
  Other, net                                (1,256)         81                      (1,175)
  Equity in income of
    subsidiaries                            24,480                  (24,480)
                                         ---------   ---------    ---------      ---------
                                             4,930        (314)     (24,480)       (19,864)
                                         ---------   ---------    ---------      ---------
Earnings before income taxes                 1,319      30,600      (24,480)         7,439
Income tax benefit (provision)               4,632      (6,120)                     (1,488)
                                         ---------   ---------    ---------      ---------
Net earnings                                 5,951      24,480      (24,480)         5,951
Preferred dividends                         (1,062)                                 (1,062)
                                         ---------   ---------    ---------      ---------
Net Earnings applicable to common stock  $   4,889   $  24,480    $ (24,480)     $   4,889
                                         =========   =========    =========      =========

                                      UNC INCORPORATED
                        Condensed Consolidating Statement of Earnings
                               Six Months Ended June 30, 1996
                                   (Dollars in thousands)

                                         Parent      Combined
                                         Company    Guarantors   Eliminations   Consolidated
                                         -------    ----------   ------------   ------------
Sales and operating revenues             $           $ 322,801     $             $ 322,801
Costs and expenses
  Costs and operating expenses                         275,964                     275,964
  Selling, general and administrative
    expenses                                 6,163      26,042                      32,205
  Allocated expenses                        (2,502)      2,502
                                         ---------   ---------                   ---------
                                             3,661     304,508                     308,169
                                         ---------   ---------                   ---------
Operating income (loss)                     (3,661)     18,293                      14,632

Other income (expense)
  Interest expense                         (11,097)        (48)                    (11,145)
  Other, net                                  (758)         21                        (737)
  Equity in income of subsidiaries          12,786                  (12,786)
                                         ---------   ---------    ---------      ---------
                                               931         (27)     (12,786)       (11,882)
                                         ---------   ---------    ---------      ---------
Earnings before income taxes                (2,730)     18,266      (12,786)         2,750
Income tax provision                         4,655      (5,480)                       (825)
                                         ---------   ---------    ---------      ---------
Net earnings                                 1,925      12,786      (12,786)         1,925
Preferred dividends                            187                                     187
                                         ---------   ---------    ---------      ---------
Net earnings applicable to common stock  $   1,738   $  12,786    $ (12,786)     $   1,738
                                         =========   =========    =========      =========

                                      UNC INCORPORATED
                       Condensed Consolidating Statement of Cash Flows
                               Six Months Ended June 30, 1997
                                   (Dollars in thousands)

                                          Parent      Combined
                                         Company     Guarantors    Consolidated
                                         -------     ----------      ----------
Net cash flow provided (used) by
  operations                             $ (21,903)  $   2,621       $ (19,282)
                                         ---------   ---------       ---------
Cash flows from investing activities:
  Net proceeds from sale of assets             209         738             947
  Additions to property, plant and
   equipment                                            (4,464)         (4,464)
  Other                                                    (80)            (80)
                                         ---------   ---------       ---------
    Net cash provided (used) by
     investing activities                      209      (3,806)         (3,597)
                                         ---------   ---------       ---------
Cash flows from financing activities:
  Additions to debt                        542,805                     542,805
  Reductions in debt                      (532,841)        (42)       (532,883)
  Other transactions, net                      793                         793
  Payment of preferred stock dividend       (1,062)                     (1,062)
  Net cash transfers to (from) parent       (2,103)      2,103
                                         ---------   ---------       ---------
    Net cash provided (used) by
     financing activities                    7,592       2,061           9,653
                                         ---------   ---------       ---------
Net increase (decrease) in cash            (14,102)        876         (13,226)

Cash at beginning of year                   18,332          36          18,368
                                         ---------   ---------       ---------
Cash at end of period                    $   4,230   $     912       $   5,142
                                         =========   =========       =========

                                      UNC INCORPORATED
                       Condensed Consolidating Statement of Cash Flows
                               Six Months Ended June 30, 1996
                                   (Dollars in thousands)

                                          Parent       Combined
                                         Company      Guarantors     Consolidated
                                         -------      ----------     ------------
Net cash flow provided (used) by
  operations                             $ (11,873)   $   6,636      $  (5,237)
                                         ---------    ---------      ---------
Cash flows from investing activities:
  Net proceeds from sale of assets             102        1,388          1,490
  Additions to property, plant and
    equipment                                  (48)      (6,897)        (6,945)
  Acquisition of Subsidiary                            (148,293)      (148,293)
                                         ---------    ---------      ---------
    Net cash provided (used) by
     investing activities                       54     (153,802)      (153,748)
                                         ---------    ---------      ---------
Cash flows from financing activities:
  Additions to debt                        458,531           14        458,545
  Reductions in debt                      (309,668)        (117)      (309,785)
  Issuance of preferred stock               25,000                      25,000
  Other transactions, net                   (4,504)                     (4,504)
  Payment of preferred stock dividend         (187)                       (187)
  Net cash transfers to (from) parent     (157,293)     157,293
                                         ---------    ---------      ---------
    Net cash provided (used) by
     financing activities                   11,879      157,190        169,069
                                         ---------    ---------      ---------
Net increase in cash                            60       10,024         10,084

Cash at beginning of year                      123        1,548          2,671
                                         ---------    ---------      ---------
Cash at end of period                    $     183    $  11,572      $  11,755
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

Quarter Ended June 30, 1997 Compared with Quarter Ended June 30, 1996
---------------------------------------------------------------------
Revenues were $275.9 million in the 1997 quarter compared with $181.3 million in the 1996 quarter, an increase of $94.6 million (52%). Contributing to this overall increase were revenues generated by Garrett Aviation Services ("Garrett") and Stearns Company ("Stearns"), acquired in May and September 1996, respectively, as well as increased volume from the Manufacturing and Military Aviation Services businesses. Operating income in the 1997 quarter increased $5.2 million (59%) to $14.0 million due to increased volume and the acquisition of Garrett and Stearns.

Revenues for Business Aviation increased $86.6 million in the 1997 quarter to $162.5 million. The higher revenues were due to the acquisition of Garrett which contributed $87.3 million and increased volume from industrial engine sales of $10.1 million. These increases were partially offset by lower volumes in non-Garrett engine overhauls of $7.0 million and $3.8 million in accessory overhauls. Operating income increased $4.5 million in the 1997 quarter to $8.4 million principally due to the Garrett acquisition which contributed $5.4 million and increased volume of industrial engines of $2.5 million, offset by lower volume in non-Garrett engine overhauls of $3.4 million. The lower volume in non-Garrett engine overhauls is believed to be a result of customer concern regarding the continuation of the Pratt & Whitney engine overhaul business after the merger with GE and Greenwich. As a result of the commitment to continue quality overhaul services for the Pratt & Whitney engines after the merger, management believes this product line will return to its normal levels of performance once the merger is consummated.

Military Aviation Services revenues of $72.3 million increased $0.8 million (1%) in the 1997 quarter. Contract Field Services revenues increased $6.2 million due to increased activities on existing and new contracts. This increase was partially offset by a $2.0 million reduction in Federal Services Contract revenues of which approximately $5.9 million is attributable to reduced revenues due to the completion of activities on a major contract offset by a volume increase of $3.9 million on existing contracts. International revenues decreased $3.4 million due principally to the wind-down of activities on a supply and logistics contract. Operating income decreased $0.4 million in the 1997 quarter due principally to the loss of a contract claim in the amount of $0.6 million offset by higher volume on new and existing contracts.

The Company's Manufacturing business revenues in the 1997 quarter increased $7.2 million (21%) to $41.1 million compared with the 1996 quarter. The increase in revenues is principally due to the higher volume on U.S. Government contracts and commercial programs for engine and airframe components of $6.5 million, including $2.4 million from the acquisition of Stearns in September 1996, and increased volume from specialized repairs of $0.7 million. Operating income increased $1.4 million (39%) to $5.1 million in the 1997 quarter principally due to these higher volumes.

Selling, general and administrative expenses in the 1997 quarter were $22.0 million or 8.0% of sales compared with $17.5 million or 9.7% of sales in 1996. This improvement is attributable principally to the economies of scale as a result of the acquisition of Garrett.

Interest expense increased $3.2 million in the 1997 quarter as a result of higher average debt levels, principally due to the acquisition of Garrett and Stearns.

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996
---------------------------------------------------------------------------
Revenues were $537.7 million in the first half of 1997 compared with $322.8 in the 1996 period, an increase of $214.9 million (67%). Contributing to this overall increase were revenues generated by Garrett Aviation Services ("Garrett") and the Stearns Company ("Stearns"), acquired in May and September 1996, respectively, as well as increased volume from the Manufacturing and Military Aviation Services businesses. Operating income in the first half of 1997 increased $12.7 million (87%) to $27.3 million due to the acquisition of Garrett and Stearns and increased volumes.

Revenues for Business Aviation increased $191.6 million in the first half of 1997 to $309.9 million. The higher revenues were principally due to the Garrett acquisition on May 29, 1996, which contributed $197.0 million, and increased volume of industrial engine sales of $7.7 million, offset by lower volume in non-Garrett engine overhauls of $4.2 million and accessory overhauls of $8.9 million. Operating income increased $8.8 million to $15.3 million principally due to the Garrett acquisition which contributed $10.8 million and increased volume of industrial engines of $1.3 million, offset by lower volume in non-Garrett engine overhauls of $3.3 million.

Military Aviation Services revenues of $147.7 million increased $4.6 million (3%) in the first half of 1997. Contract Field Services revenues increased $10.5 million due to increased activities on existing and new contracts.

Federal Services revenues increased $3.3 million as a result of an $8.1 million increase in activities on continuing contracts, offset by a $4.9 million reduction in revenues due to the completion of activities on a major contract. International revenues decreased $9.2 million as a result of a $6.1 million reduction of revenues due to the wind-down of activities on a supply and logistics contract and a $3.1 million reduction in the volume of on-going contracts. Operating income increased $1.1 million (23%) to $5.7 million principally due to increased volume from Contract Field Services and Federal Services Contracts partially offset by the loss of a contract claim in the amount of $0.6 million.

The Company's Manufacturing business revenues in the first half of 1997 increased $18.7 million (30%) to $80.2 million compared with the 1996 period. The increase in revenues is principally due to the higher volume on U.S. Government contracts and commercial programs for engine and airframe components of $16.8 million, including $4.5 million from the acquisition of Stearns in September 1996 and increased volume from specialized repairs of $1.9 million. Operating income increased $2.7 million (38%) to $10.0 million in the first half of 1997 principally due to these higher volumes.

Selling, general and administrative expenses in the first half of 1997, were $44.4 millon or 8.3% of sales compared with $32.2 million or 10.0% in the 1996 period. This improvement is attributable principally to the economies of scale as a result of the acquisition of Garrett.

Interest expenses increased $7.5 million in the first half of 1997 as a result of higher average debt levels, principally due to the acquisition of Garrett and Stearns.

The effective income tax rate as a percent of earnings before income taxes was 20% and 30% for the six-month periods ended June 30, 1997 and 1996, respectively. The decrease in the effective tax rate for 1997 compared with 1996 is due to the reduction of the deferred tax valuation allowance based on management's evaluation of the net realizability of income tax benefits, considering expiration of net operating losses, predictability of future income, and reversal of temporary differences.

The Department of Defense is continuing to close various military bases. A portion of the workload of these bases is being relocated to bases where the Company already performs aircraft maintenance functions. Further consolidation of military training and maintenance contracts is expected as bases are eliminated. Many of Military Aviation Services's contracts are funded by the operations and maintenance ("O&M") budget of the United States Department of Defense. The O&M budget has remained stable over the last four years and is projected to remain relatively flat through the end of the decade, despite a decline in the Department of Defense's overall budget. The Company believes that more maintenance work under the O&M budget will be outsourced in the future to lower cost private sector suppliers, such as the Company, to meet ongoing Department of Defense budget pressures in other budget areas. There can be no assurance, however, that the Department of Defense will outsource significant amounts of additional work to entities such as the Company or that federal budgetary pressures will not adversely affect the Company.

Over the past several years the Company's Manufacturing business continues to receive pricing pressure from certain customers, principally OEMs. Price concessions have been provided to certain OEM customers during each of the past four years in anticipation of continuing to receive future orders and to maintain OEM business relationships. The industry is currently experiencing an economic turnaround after several years of depressed conditions due to increased demand for new aircraft. The Company has recently experienced an increase in new commercial orders at higher prices as a result of this increased demand. These additional orders, along with ongoing productivity enhancements and cost reduction programs instituted by the Company over the past several years have resulted in increased profitability.

Continued effort on the part of the U.S. Government to reduce defense spending is affecting the demand for military aircraft engines and could also have an impact on the Company's manufacturing operations. This trend is being offset by the Department of Defense bypassing OEMs and placing orders directly with subcontractors such as the Company. The Company's Michigan engine component manufacturing facility continues to receive orders under multi-year contracts for military spare parts, which include the production of high pressure turbine vanes for the F110 and F404 engines. The Company's manufacturing operations will continue to capitalize on the opportunities in the military market. At the same time, the commercial manufacturing business is expanding as a result of increased demand by airlines for new airplanes and engines.

Liquidity and Capital Resources
-------------------------------
The Company's operating activities used $19.3 million in the first half of 1997 which consisted of $18.5 million generated by earnings after adjusting for noncash items, offset by a $36.2 millon investment in additional working capital and $1.6 million related to changes in noncurrent assets and liabilities. Investing activities used $3.6 million during the first half of 1997 of which $4.5 million was invested in capital expenditures, reduced by $0.9 millon in proceeds from the sale of assets. Net cash provided by financing activities of $9.7 million includes $14.2 million in revolving credit borrowings which were used to fund a $4.2 million sinking fund installment on the 7 1/2 % Convertible Subordinated Debentures, and to provide a portion of the funds used by operating activities.

The Company's debt-to-capitalization ratio at June 30, 1997 was 72.9% compared with 73.2% at December 31, 1996. At June 30, 1997, the Company's working capital was $196.0 million, with a current ratio of 1.9 to 1 compared with working capital of $175.2 million and a current ratio of 1.8 to 1 at December 31, 1996. Capital expenditures in the first half of 1997 amounted to $4.5 million compared with $6.9 million in the 1996 period.

The Company's Amended and Restated Revolving Credit Agreement provides for a borrowing capacity of up to $112 million through May 2000, subject to borrowing base limitations as defined in the agreement, reduced by outstanding letters of credit. In addition to the $5.1 million in cash on hand, the Company's unused availability under the credit line was $12.7 million at June 30, 1997. The Company considers these resources, coupled with cash expected to be generated by earnings adjusted for noncash items, to be sufficient to meet its foreseeable funding needs, including anticipated capital expenditures.

Under the terms of the Amended and Restated Credit Agreement dated May 22, 1996, the Company is required to meet certain financial covenants. As of June 29, 1997 the covenant for the ratio of consolidated total funded indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization) was scheduled to change from a ratio of 6.0 to 1 to a ratio of
5.0 to 1. Because of the proposed Merger the Company has not been in a position to follow through with its planned equity offering and, as a result, the Company's ratio at June 30, 1997 was 5.19 to 1. Consequently, the lenders amended the Amended and Restated Credit Agreement to provide for a covenant of 5.5 to 1 from June 30, 1997 through September 30, 1997 at which time the covenant becomes 5.0 to 1.

Many of the Company's restructuring goals have been achieved since the program was implemented in June 1994. The Company has generated $50.0 million from the sale of assets, including $25.0 million from the sale of the Company's Connecticut property, $12.2 million from the sale of other under-utilized property and equipment, $12.8 million from the sale of other assets, including its helicopter overhaul and refurbishing business in Ozark, Alabama and its chemical milled aircraft and engine component business in Weatherford, Texas. In addition, the Company has closed its JT8 engine overhaul facility in Burbank, California, and consolidated the engine overhaul business at its facilities in Millville, New Jersey and Miami, Florida. Two accessory services facilities in Long Island, New York have also been consolidated. The disposal of these assets and consolidation of operations, along with implementation of productivity enhancements and staff reductions, have resulted in a reduced cost structure for the Company.

In addition to the cash described above, since June 30, 1994 the Company generated approximately $9.1 million of proceeds from the collection of certain disputed receivables and notes that were written down at the time of the restructuring in connection with efforts made by the Company to accelerate the collection of these receivables and generate additional cash.

Since the restructuring program was implemented, the Company has incurred $23.0 million of cash expenditures against its restructuring accrual. These cash expenditures include employee severance and related costs of $2.5 million, $20.5 million of costs associated with the sale, closing and consolidation of businesses and operations, including $3.8 million of third-party costs associated with shutdowns, consolidations and sales programs. The Company believes that adequate accruals are available to complete the program.

The Company discontinued its minerals and offshore products and services operations in 1984, its telecommunications operation in 1988 and its submarine propulsion unit manufacturing operation and its environmental services operation in 1990. In connection with these actions, the Company has approximately $10.5 million accrued to cover the cost of certain long-term remediation activities, wind down and final closure of certain long-term U. S. Government contracts, resolution of certain litigation and disposition of remaining properties. The Company anticipates that these activities will be completed over the next three years.

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

A subsidiary of the Company, United Nuclear Corporation, has been involved in environmental reclamation of a former uranium mill and mill tailing facility since 1988. The reclamation plan has been approved by the U.S. Nuclear Regulatory Commission and the U.S. Environmental Protection Agency and reclamation activities are proceeding on schedule. The cost of this remediation was $0.3 million in 1997, $1.4 million in 1996, $2.1 million in 1995 and $2.2 million in 1994. It is anticipated, based on the approved reclamation plan, that the cost of future remediation will be approximately $2.3 million. Such cost has been accrued as part of the discontinued operation.

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

New Accounting Standards
------------------------
In 1997, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards:

No. 128 - "Earnings per Share". This statement, which becomes effective for fiscal years ending after December 15, 1997, replaces the presentations of primary earnings per share with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The adoption of this Standard would not have had a material effect on the Company's computation of earnings per share for the three and six month periods ended June 30, 1997 and 1996.

No. 129 - "Disclosure of Information about Capital Structures". This statement becomes effective for fiscal years ending after December 15, 1997, and continues the previous requirements to disclose certain information about an entity's capital structure found in previously issued Opinions and Standards. The Company currently follows the provisions of this Standard.

No. 130 - "Reporting Comprehensive Income". This statement becomes effective for fiscal years ending after December 15, 1997, and requires that changes in the amounts of comprehensive income items be shown in a primary financial statement. The Company intends to adopt the disclosures required by this Statement for the year ending December 31, 1997.

No. 131 - "Disclosures about Segments of an Enterprise and Related Information". This statement becomes effective for fiscal years ending after December 15, 1997, and changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. The Company intends to adopt the disclosures required by this Statement for the year ending December 31, 1997.

                        PART 11 - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits                                   Description
-------------                      -----------------------------------
Exhibit 10.59                      Amendment No. 3 to Amended and
                                   Restated Credit Agreement

Exhibit 11                         Computation of Earnings Per Common
                                   Share

Exhibit 27                         Financial Data Schedule
                                   (electronically filed)

(b)  Reports on Form 8-K
------------------------
No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                     UNC Incorporated and Subsidiaries


                                 SIGNATURE


Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               UNC Incorporated




Date:  August 14, 1997                 By:/s/ Robert L. Pevenstein
                                          -------------------------
                                                Robert L. Pevenstein
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                     UNC Incorporated and Subsidiaries

                         SEQUENTIAL EXHIBIT INDEX


 Exhibit
 Number                            Description
--------                ---------------------------------------
Exhibit 10.59           Amendment No. 3 to Amended and Restated Credit
                        Agreement

Exhibit 11              Computation of Earnings Per Common Share

Exhibit 27              Financial Data Schedule (electronically filed)

                                                               EXHIBIT 10.59
                            AMENDMENT NO. 3 TO
                           --------------------
                  AMENDED AND RESTATED CREDIT AGREEMENT
                  --------------------------------------


      THIS AMENDMENT NO. 3 TO AMENDED AND RESTATED CREDIT AGREEMENT ("AMENDMENT") is dated as of the 13th day of August, 1997, by and among UNC INCORPORATED, a corporation organized under the laws of the State of Delaware ("BORROWER"), FIRST UNION COMMERCIAL CORPORATION, as administrative agent ("ADMINISTRATIVE AGENT"), FIRST UNION COMMERCIAL CORPORATION, as collateral agent ("COLLATERAL AGENT"), FIRST UNION NATIONAL BANK OF NORTH CAROLINA, as issuer of certain letters of credit ("ISSUING BANK"), the various corporations identified on the signature pages hereto as a GUARANTOR (each a "GUARANTOR" and collectively, the "GUARANTORS") and the various banks and lending institutions identified on the signature pages hereto (collectively, "LENDERS").


                           STATEMENT OF PURPOSE
                           --------------------

      Pursuant to the terms and provisions of the Amended And Restated Credit Agreement dated as of May 22, 1996 by and among the BORROWER, the ADMINISTRATIVE AGENT, the COLLATERAL AGENT, the ISSUING BANK and the LENDERS, as amended by the Amendment No. 1 To Amended And Restated Credit Agreement dated October 2, 1996, Amendment No. 2 To Amended And Restated Credit Agreement dated as of December 19, 1996 and a letter agreement dated March 7, 1997 ("CREDIT AGREEMENT"), the LENDERS have extended certain credit facilities to the BORROWER in the maximum principal amount of One Hundred Twelve Million Dollars ($112,000,000.00) ("CREDIT FACILITY"). The BORROWER from time to time makes advances and other credit accommodations to each of the GUARANTORS with proceeds of the CREDIT FACILITY and such advances and credit accommodations to each GUARANTOR are evidenced by a secured promissory note from each such GUARANTOR to the order of the BORROWER which has been assigned by the BORROWER to the COLLATERAL AGENT (all of such secured promissory notes are collectively herein referred to as the "GUARANTOR NOTES").

      The BORROWER'S obligations under the CREDIT FACILITY are secured by, among other things, the security interests and liens granted by the BORROWER to the COLLATERAL AGENT, pursuant to the terms of the Security Agreement dated May 22, 1996 executed by the BORROWER ("SECURITY AGREEMENT"). The GUARANTORS have guaranteed the obligations of the BORROWER under the CREDIT FACILITY pursuant to the terms of various Guaranty And Security Agreements (individually "GUARANTY" and collectively, "GUARANTIES").

      The BORROWER has requested an amendment to the CREDIT AGREEMENT. The LENDERS, ADMINISTRATIVE AGENT, COLLATERAL AGENT, and ISSUING BANK are willing to amend the CREDIT AGREEMENT as requested by the BORROWER as set forth herein.

      NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties hereto agree as follows:

      Section I. RECITALS. The parties hereto hereby acknowledge the accuracy of the above Statement Of Purpose and hereby incorporate the Statement Of Purpose into this AMENDMENT.

      Section II. AMENDMENT TO CREDIT AGREEMENT. Section 9.2 of the CREDIT AGREEMENT is hereby amended by deleting the following ratios and dates:

                        03/31/97 to 06/29/97   6.00 to 1
                        06/30/97 and THEREAFTER                5.00 to 1

      and substituting in lieu thereof the following:

                        03/31/97 to 06/29/97   6.00 to 1
                        06/30/97 to 09/29/97   5.50 to 1
                        09/30/97 and THEREAFTER                5.00 to 1

      Section III. CONSENT AND AGREEMENT OF GUARANTORS. The GUARANTORS hereby consent to the modifications contained in this AMENDMENT.

      Section IV. OTHER TERMS. Except as specifically modified herein, all other terms and provisions of the CREDIT AGREEMENT and all other documents executed in connection therewith remain in full force and effect and are hereby ratified and confirmed. All security interests and liens previously granted by the BORROWER or the GUARANTORS to secure their respective obligations under the CREDIT FACILITY remain in full force and effect and secure their respective obligations under the CREDIT FACILITY as amended herein. The modifications contained herein shall not constitute a novation of the BORROWER'S or any of the GUARANTORS' obligations under the documents evidencing, securing or otherwise documenting the CREDIT FACILITY.

      Section V. BINDING NATURE. This AMENDMENT shall be binding upon and inure to the benefit of the parties hereto, and their respective successors and assigns.

      Section VI. GOVERNING LAW. This AMENDMENT shall be governed by and construed and enforced in accordance with the laws of the State of Maryland, without reference to the conflicts or choice of law principles thereof.

      Section VII. DELIVERY BY TELECOPIER. This AMENDMENT may be delivered by telecopier and a telefacsimile of any parties signature hereto shall constitute an original signature for all purposes.

      Section VIII. COUNTERPARTS. This AMENDMENT may be executed in multiple counterparts, any one of which need not contain the signatures of more than one party, but all of which, taken together, shall constitute one and the same agreement.

      IN WITNESS WHEREOF, the parties hereto have executed this AMENDMENT under seal as of the date first above written.

WITNESS/ATTEST:                     BORROWER:

                                    UNC INCORPORATED,
                                    A Delaware Corporation

/S/ SHARON A. KROUPA                By:   /S/ ROBERT L. PEVESTEIN
------------------------                  ------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Senior Vice President and
                                          Chief Financial Officer


                                    ADMINISTRATIVE AGENT:

                                    FIRST UNION COMMERCIAL CORPORATION,
                                    A North Carolina Corporation

/S/ WILLIAM DYER                    By:   /S/ TERRI K. LINS
-------------------------                 --------------------------(SEAL)
                                          Name:  TERRI K. LINS
                                                --------------------
                                          Title:  VICE PRESIDENT
                                                --------------------

                                    COLLATERAL AGENT:

                                    FIRST UNION COMMERCIAL CORPORATION,
                                    A North Carolina Corporation

/S/ WILLIAM DYER                    By:   /S/ TERRI K. LINS
-------------------------                 --------------------------(SEAL)
                                          Name: TERRI K. LINS
                                                --------------------
                                          Title: VICE PRESIDENT
                                                --------------------


                                    ISSUING BANK:

                                    FIRST UNION NATIONAL BANK OF
                                    NORTH CAROLINA

/S/ WILLIAM DYER                    By:   /S/ TERRI K. LINS
-------------------------                 --------------------------(SEAL)
                                          Name:  TERRI K. LINS
                                                --------------------
                                          Title: VICE PRESIDENT
                                                --------------------

                                    LENDERS:

                                    FIRST UNION COMMERCIAL CORPORATION

/S/ WILLIAM DYER                          By: /S/ TERRI K. LINS
-------------------------                 -------------------------(SEAL)
                                          Name: TERRI K. LINS
                                                -------------------
                                          Title: VICE PRESIDENT
                                                --------------------


                                    BNY FINANCIAL CORPORATION

 BLANK                              By:   /S/ ROBERT LANE
-------------------------                 -------------------------(SEAL)
                                          Name: ROBERT LANE
                                                -------------------
                                          Title: ASSISTANT VICE PRESIDENT
                                                -------------------


                                    IBJ SCHRODER BANK & TRUST COMPANY

/S/ JAMES STEFFY                          By: /S/ WING LOUIE
-------------------------                 -------------------------(SEAL)
                                          Name: WING LOUIE
                                                --------------------
                                          Title: VICE PRESIDENT
                                                --------------------


                                    BANK ONE, COLUMBUS, N.A.

                                    By:   /S/ CHRISTOPHER MANGER
--------------------------                -------------------------(SEAL)
                                          Name: CHRISTOPHER MANGER
                                                -------------------
                                          Title: VICE PRESIDENT
                                                --------------------


                                    SANWA BUSINESS CREDIT CORPORATION

BLANK                               By:   /S/ STANLEY KAMINSKI
--------------------------                -------------------------(SEAL)
                                          Name: STANLEY KAMINSKI
                                                -------------------
                                          Title: VICE PRESIDENT
                                                --------------------

                                    PROVIDENT BANK OF MARYLAND

/S/ THOMAS FREEZE                   By:   /S/ CARRIE LAPE
-------------------------                 -------------------------(SEAL)
                                          Name: CARRIE LAPE
                                                -------------------
                                          Title: COMMERCIAL BANKING OFFICER
                                                -------------------

                                    GUARANTORS:

                                    UNC HOLDINGS, INC.,
                                    A Delaware Corporation

/S/ SHARON A. KROUPA                By:   /S/ KENNETH G. MOSESIAN
-------------------------                 -------------------------(SEAL)
                                          Kenneth M. Mosesian,
                                          Treasurer

                                    UNC/LEAR SERVICES, INC.,
                                    A Delaware Corporation

/S/ SHARON A. KROUPA                By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President


                                    UNC ALL FAB, INC.,
                                    A Delaware Corporation

/S/ SHARON A. KROUPA                By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President


                                    UNC METCALF SERVICING, INC.,
                                    A Delaware Corporation


/S/ SHARON A. KROUPA                By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President

                                    UNC JOHNSON TECHNOLOGY, INC.,
                                    A Delaware Corporation


/S/ SHARON A. KROUPA                By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President


                                    UNC ARTEX, INC.,
                                    A Delaware Corporation

/S/ SHARON A. KROUPA                By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President


                                    UNC CAMCO INCORPORATED,
                                    A Delaware Corporation

/S/ K.G. MOSESIAN                   By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President


                                    UNC TEXAS CAMCO INCORPORATED,
                                    A Delaware Corporation

/S/ K.G. MOSESIAN                   By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President


                                    UNC ARDCO INCORPORATED,
                                    A Delaware Corporation

/S/ K.G. MOSESIAN                   By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President

                                    UNC ENGINE & ENGINE PARTS, INC.,
                                    A Delaware Corporation

/S/ K.G. MOSESIAN                   By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President


                                    UNC ACCESSORY OVERHAUL GROUP, INC.,
                                    A Delaware Corporation

/S/ K.G. MOSESIAN                   By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President


                                    UNC AVIATION SERVICES, INC.,
                                    A Delaware Corporation

/S/ K.G. MOSESIAN                   By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President

                                    UNC TRI-INDUSTRIES, INC.,
                                    A Delaware Corporation

/S/ K.G. MOSESIAN                   By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President


                                    UNC AIRWORK CORPORATION,
                                    A Delaware Corporation

/S/ K.G. MOSESIAN                   By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President


                                    UNC PACIFIC AIRMOTIVE CORPORATION, INC.,
                                    A Delaware Corporation

/S/ K.G. MOSESIAN                   By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          President

                                    UNC PARTS COMPANY,
                                    A Maryland Corporation


/S/ K.G. MOSESIAN                   By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          President


                                    UNC/CFC ACQUISITION CO.,
                                    A Delaware Corporation

/S/ K.G. MOSESIAN                   By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President


                                    UNC STEARNS COMPANY,
                                    A Delaware Corporation

/S/ K.G. MOSESIAN                   By:   /S/ ROBERT L. PEVENSTEIN
-------------------------                 --------------------------(SEAL)
                                          Robert L. Pevenstein,
                                          Vice President

                                                            EXHIBIT 11
                             UNC INCORPORATED AND SUBSIDIARIES
                                    Earnings Per Share
                         (In thousands, except per share amounts)

                                                 Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                ---------------------   --------------------
                                                   1997        1996        1997        1996
                                                ---------   ---------   ---------   --------
Net earnings                                    $   3,048   $   1,451   $   5,951   $  1,925
Preferred stock dividends                             531         187       1,062        187
                                                ---------   ---------   ---------   --------
Net earnings applicable to common stock -
  primary earnings applicable to common stock       2,517       1,264       4,889      1,738
   Adjustments - fully diluted
    earnings per share:
   Elimination of preferred stock dividends
    upon assumed conversion                           531         187       1,062        187
   Decrease in interest expense
    related to convertible debt, net
    of income tax effect (1)(3)                       909         850       1,881      1,701
                                                ---------   ---------   ---------   --------
Adjusted net earnings - fully
 diluted earnings applicable to common stock    $   3,957   $   2,301   $   7,832   $  3,626
                                                =========   =========   =========   ========
Calculation of primary net earnings
 per common share:
  Average common shares outstanding
   during the period (2)                           18,399      17,949      18,364     17,859
  Increase for common stock equivalents:
    Stock options under treasury stock
     method                                           621         382         600        344
                                                ---------   ---------   ---------   --------
  Adjusted average shares outstanding
   for the period - primary                        19,020      18,331      18,964     18,203
                                                =========   =========   =========   ========
Primary earnings per common share               $     .13   $     .07   $     .26   $    .10
                                                =========   =========   =========   ========
Calculation of fully diluted
 earnings per common share:
  Average common shares outstanding
   during the period (2)                           18,399      17,949      18,364     17,859
  Increase for common stock equivalents:
    Assumed conversion of preferred stock           3,571       1,256       3,571        628
    Stock options under treasury stock
     method                                           632         386         639        386
    Dilutive shares issuable upon
     conversion of convertible debt (1)             3,934       4,208       4,071      4,208
                                                ---------   ---------   ---------   --------
    Adjusted average shares outstanding
     for the period - fully diluted                26,536      23,799      26,645     23,081
                                                =========   =========   =========   ========
Fully diluted earnings per common share         $     .15   $     .10   $     .29   $    .16
                                                =========   =========   =========   ========
/TABLE

(1) The convertible subordinate debentures and preferred stock were anti-dilutive for all periods presented.

(2) Exclusive of 486,500 treasury shares for the three and six months period ended June 30, 1997, and 625,000 and 662,000 average shares for the three and six months period ended June 30, 1996.

(3) The convertible subordinated debentures and the preferred stock are not common stock equivalents in the calculation of primary earnings per share.